Form 10-Q
period 2022-03-31
CF BANKSHARES INC.
filed 2022-05-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes [  ]    No [X]

As of May 2, 2022, there were 5,244,076 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$168,290	$166,591
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	13,004	16,347
Equity securities	5,000	5,000
Loans held for sale, at fair value	8,470	27,988
Loans and leases, net of allowance of $15,520 and $15,508	1,281,316	1,214,149
FHLB and FRB stock	7,326	7,315
Premises and equipment, net	6,032	5,869
Operating lease right-of-use assets	1,782	1,925
Bank owned life insurance	25,889	25,743
Accrued interest receivable and other assets	26,986	24,562
Total assets	$1,544,195	$1,495,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$253,778	$284,935
Interest bearing	1,045,008	961,417
Total deposits	1,298,786	1,246,352
FHLB advances and other debt	83,235	89,727
Advances by borrowers for taxes and insurance	2,078	2,752
Operating lease liabilities	1,889	2,032
Accrued interest payable and other liabilities	14,972	14,513
Subordinated debentures	14,893	14,883
Total liabilities	1,415,853	1,370,259

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,519,614 at March 31, 2022 and 5,485,980 at December 31, 2021	55	55
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at March 31, 2022 and 1,260,700 at December 31, 2021	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at March 31, 2022 and 0 shares issued at December 31, 2021	-	-
Additional paid-in capital	88,708	88,528
Retained earnings	48,345	44,084
Accumulated other comprehensive loss	(1,220)	(170)
Treasury stock, at cost; 264,387 shares of voting common stock at March 31, 2022 and 246,432 shares of voting common stock at December 31, 2021	(7,559)	(7,180)
Total stockholders' equity	128,342	125,330
Total liabilities and stockholders' equity	$1,544,195	$1,495,589

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Interest and dividend income
Loans and leases, including fees	$12,828	$12,641
Securities	224	133
FHLB and FRB stock dividends	62	55
Federal funds sold and other	38	28
	13,152	12,857
Interest expense
Deposits	1,684	2,497
FHLB advances and other debt	470	519
Subordinated debentures	224	224
	2,378	3,240
Net interest income	10,774	9,617
Provision for loan and lease losses	-	-
Net interest income after provision for loan and lease losses	10,774	9,617

Noninterest income
Service charges on deposit accounts	266	193
Net gains on sales of residential mortgage loans	557	6,360
Swap fee income	13	182
Gain on redemption of life insurance policies	-	380
Earnings on bank owned life insurance	146	90
Other	64	25
	1,046	7,230
Noninterest expense
Salaries and employee benefits	3,621	4,609
Occupancy and equipment	319	322
Data processing	520	536
Franchise and other taxes	323	239
Professional fees	607	1,215
Director fees	141	152
Postage, printing and supplies	43	39
Advertising and marketing	45	1,244
Telephone	53	59
Loan expenses	100	57
Depreciation	115	97
FDIC premiums	151	239
Regulatory assessment	66	65
Other insurance	44	28
Other	129	68
	6,277	8,969
Income before incomes taxes	5,543	7,878
Income tax expense	1,025	1,457
Net income	$4,518	$6,421

Earnings per common share:
Basic	$0.70	$0.98
Diluted	$0.69	$0.96

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net income	$4,518	$6,421
Other comprehensive income:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($279) and ($8)	(1,050)	(29)
Other comprehensive loss, net of tax	(1,050)	(29)
Comprehensive income	$3,468	$6,392

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended March 31, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330
Net income				4,518			4,518
Other comprehensive loss					(1,050)		(1,050)
Issuance of 34,000 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			180				180
Acquisition of 2,180 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(48)	(48)
Purchase of 15,755 treasury shares						(331)	(331)
Cash dividends declared on common stock ($0.04 per share)				(257)			(257)
Balance at March 31, 2022	$55	$13	$88,708	$48,345	$(1,220)	$(7,559)	$128,342

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three Months ended March 31, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2021	$54	$13	$87,637	$26,479	$96	$(4,069)	$110,210
Net income				6,421			6,421
Other comprehensive loss					(29)		(29)
Issuance of 68,460 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			161				161
Stock options exercised			106				106
Acquisition of 1,169 treasury shares surrendered upon vesting of restricted stock for payment of taxes			-			(22)	(22)
Cash dividends declared on common stock ($0.03 per share)		-	-	(196)			(196)
Balance at March 31, 2021	$54	$13	$87,904	$32,704	$67	$(4,091)	$116,651

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net Income	$4,518	$6,421
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation	115	97
Amortization, net	(185)	(711)
Deferred income tax (benefit)	(451)	(8)
Originations of loans held for sale	(85,180)	(920,058)
Proceeds from sale of loans held for sale	103,581	763,245
Net gains on sales of residential mortgage loans	(557)	(6,360)
Loss on disposal of premises and equipment	-	3
Earnings on bank owned life insurance	(146)	(90)
Gain on redemption of life insurance policies	-	(380)
Stock-based compensation expense	180	161
Net change in:
Accrued interest receivable and other assets	(1,801)	5,429
Operating lease right-of-use asset	143	102
Operating lease right-of-use liability	(143)	(112)
Accrued interest payable and other liabilities	459	(10,141)
Net cash from (used by) operating activities	20,533	(162,402)
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,005	2,007
Purchases	-	(3,095)
Purchase of bank owned life insurance	-	(8,000)
Loan and lease originations and payments, net	(65,281)	(54,838)
Additions to premises and equipment	(278)	(139)
Purchase of FRB and FHLB stock	(11)	(317)
Purchase of other investments	-	(348)
Return of investment-joint ventures	107	136
Proceeds from the redemption of life insurance policies	-	658
Net cash used by investing activities	(63,458)	(63,936)
Cash flows from financing activities:
Net change in deposits	52,434	207,310
Proceeds from FHLB advances and other debt	-	96,500
Repayments on FHLB advances and other debt	(6,500)	(116,965)
Net change in warehouse line of credit	-	(56,067)
Net change in advances by borrowers for taxes and insurance	(674)	(108)
Cash dividends paid on common stock	(257)	(196)
Proceeds from exercise of stock options	-	106
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(48)	(22)
Purchase of treasury shares	(331)	-
Net cash from financing activities	44,624	130,558
Net change in cash and cash equivalents	1,699	(95,780)
Beginning cash and cash equivalents	166,591	221,594
Ending cash and cash equivalents	$168,290	$125,814

Supplemental cash flow information:
Interest paid	$1,919	$3,108

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	1,674	15,885
Investment payable on limited partnerships	-	521
Initial recognition of operating right-of-use lease asset	-	252
Initial recognition of operating right-of-use lease liability	-	252

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2021 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (referred to herein as the “2021 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended
	March 31,
	2022	2021
	(unaudited)
Basic
Net income	$4,518	$6,421
Earnings allocated to participating securities	-	-
Net income allocated to common stockholders	$4,518	$6,421

Weighted average common shares outstanding including unvested share-based payment awards	6,505,710	6,623,970
Less: Unvested share-based payment awards-2019 Plan	(87,829)	(86,219)
Average shares	6,417,881	6,537,751
Basic earnings per common share	$0.70	$0.98

Diluted
Net earnings allocated to common stockholders	$4,518	$6,421
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-
Net earnings allocated to common stockholders	$4,518	$6,421

Weighted average common shares outstanding for basic earnings per common share	6,417,881	6,537,751
Add: Dilutive effects of assumed exercises of stock options	42,670	46,621
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	87,829	86,219
Average shares and dilutive potential common shares	6,548,380	6,670,591
Diluted earnings per common share	$0.69	$0.96

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue generated from our mortgage activities related to net gains on sale of loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022 (unaudited)
Corporate debt	$9,977	$-	$1,477	$8,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	4,542	3	71	4,474
Mortgage-backed securities - residential	29	1	-	30
Total	$14,548	$4	$1,548	$13,004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Corporate debt	$9,976	$-	$226	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,551	$31	$21	$6,561
Mortgage-backed securities - residential	35	1	-	36
Total	$16,562	$32	$247	$16,347

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2022 or March 31, 2021.

There were no sales of securities during the three months ended March 31, 2022 and 2021.

The amortized cost and fair value of debt securities at March 31, 2022 and December 31, 2021 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022		December 31, 2021
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,004	$2,005	$3,504	$3,518
Due from one to five years	2,539	2,469	3,047	3,043
Due from five to ten years	9,976	8,500	9,976	9,750
Mortgage-backed securities - residential	29	30	35	36
Total	$14,548	$13,004	$16,562	$16,347

Fair value of securities pledged as collateral was as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Pledged as collateral for:
FHLB advances	$987	$1,016
Public deposits	493	501
Mortgage banking derivatives	-	1,504
Total	$1,480	$3,021

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2022 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$8,500	$1,477	$-	$-	$8,500	$1,477
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,496	8	1,474	63	2,970	71
Total temporarily impaired	$9,996	$1,485	$1,474	$63	$11,470	$1,548

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$9,750	$226	$-	$-	$9,750	$226
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$3,024	$21	$-	$-	$3,024	$21
Total temporarily impaired	$12,774	$247	$-	$-	$12,774	$247

The unrealized losses at March 31, 2022 and December 31, 2021 were related to one corporate debt security and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2022 and December 31, 2021.

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

	March 31, 2022	December 31, 2021
	(unaudited)
Commercial (1)	$362,964	$336,881
Real estate:
Single-family residential	376,475	346,797
Multi-family residential	74,064	76,785
Commercial	361,861	359,562
Construction	95,161	83,360
Consumer:
Home equity lines of credit	24,398	24,228
Other	1,913	2,044
Subtotal	1,296,836	1,229,657
Less: ALLL	(15,520)	(15,508)
Loans and leases, net	$1,281,316	$1,214,149

(1)Includes $21,765 and $23,157 of commercial leases at March 31, 2022 and December 31, 2021, respectively.

Included in Commercial loans at March 31, 2022 and December 31, 2021, were $387 and $445, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP, to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans have been pledged as collateral for borrowings by the Company under the FRB Paycheck Protection Program Lending Facility (“PPPLF”). See Note 8 - FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021 and had no loans outstanding under the program at March 31, 2022 and December 31, 2021.

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2021 Audited Financial Statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the ALLL by portfolio segment for the three months ended March 31, 2022:

	Three months ended March 31, 2022 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508
Addition to (reduction in) provision for loan losses	300	150	(40)	(400)	-	-	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	8	-	-	-	4	-	12
Ending balance	$4,427	$3,506	$787	$4,634	$1,744	$276	$146	$15,520

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2021:

	Three months ended March 31, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022
Addition to (reduction in) provision for loan losses	(55)	525	10	(500)	(25)	-	45	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	56	3	-	-	-	5	-	64
Ending balance	$3,427	$1,827	$477	$8,684	$2,229	$281	$161	$17,086

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of March 31, 2022 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$6	$-	$-	$-	$6
Collectively evaluated for impairment	4,427	3,506	787	4,628	1,744	276	146	15,514
Total ending allowance balance	$4,427	$3,506	$787	$4,634	$1,744	$276	$146	$15,520

Loans:
Individually evaluated for impairment	$139	$98	$-	$777	$-	$-	$-	$1,014
Collectively evaluated for impairment	362,825	376,377	74,064	361,084	95,161	24,398	1,913	1,295,822
Total ending loan balance	$362,964	$376,475	$74,064	$361,861	$95,161	$24,398	$1,913	$1,296,836

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2021:

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended March 31, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table presents accrual basis interest income recognized during the three months ended March 31, 2022. Cash payments of interest on these loans during the three months ended March 31, 2022 totaled $30.

				Three months ended
	As of March 31, 2022			March 31, 2022
	(unaudited)			(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	403	139	-	165	1
Real estate:
Single-family residential (1)	96	98	-	99	1
Commercial:
Non-owner occupied	777	777	6	1,399	17
Total with an allowance recorded	1,276	1,014	6	1,663	19
Total	$1,276	$1,014	$6	$1,663	$19

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2021. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table presents accrual basis interest income recognized during the three months ended March 31, 2021. Cash payments of interest during the three months ended March 31, 2021 totaled $41.

				Three months ended
	As of December 31, 2021			March 31, 2021
				(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	485	221	-	78	2
Real estate:
Single-family residential (1)	99	99	-	103	1
Commercial:
Non-owner occupied	2,658	2,658	20	2,711	38
Total with an allowance recorded	3,242	2,978	20	2,892	41
Total	$3,242	$2,978	$20	$2,892	$41

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2022	December 31, 2021
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	139	147
Real estate:
Single-family residential	653	656
Consumer:
Home equity lines of credit:
Originated for portfolio	153	153
Purchased for portfolio	61	41
Total nonaccrual	1,006	997
Total nonaccrual and nonperforming loans	$1,006	$997

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2022 or December 31, 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2022 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$362,964	$139
Real estate:
Single-family residential	169	-	563	732	375,743	90
Multi-family residential	-	-	-	-	74,064	-
Commercial:
Non-owner occupied	-	-	-	-	181,662	-
Owner occupied	-	-	-	-	135,601	-
Land	-	-	-	-	44,598	-
Construction	-	-	-	-	95,161	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	153	153	24,082	-
Purchased for portfolio	-	-	61	61	102	-
Other	-	-	-	-	1,913	-
Total	$169	$-	$777	$946	$1,295,890	$229

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2021:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$336,881	$147
Real estate:
Single-family residential	2,144	652	563	3,359	343,438	93
Multi-family residential	-	-	-	-	76,785	-
Commercial:
Non-owner occupied	-	-	-	-	185,130	-
Owner occupied	-	-	-	-	134,352	-
Land	-	-	-	-	40,080	-
Construction	-	-	-	-	83,360	-
Consumer:
Home equity lines of credit:
Originated for portfolio	2	-	153	155	23,909	-
Purchased for portfolio	-	-	41	41	123	-
Other	-	-	-	-	2,044	-
Total	$2,146	$652	$757	$3,555	$1,226,102	$240

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

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that met the requirements under the CARES Act. The program allowed for deferral of payments for up to 90 days, which we could extend for up to an additional 90 days at our option. The deferred payments and accrued interest during the deferral period were due and payable on or before the maturity of the loans. At March 31, 2022, there were no loans remaining on temporary deferrals under this program.

Troubled Debt Restructurings (TDRs):

From time to time, the terms of certain loans are modified as TDRs, where concessions are granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms.

As of March 31, 2022 and December 31, 2021, TDRs totaled $1,014 and $2,978, respectively. The Company allocated $6 and $20 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2022 and December 31, 2021, respectively. The Company had not committed to lend any additional amounts as of March 31, 2022 or December 31, 2021 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2022 and March 31, 2021, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended March 31, 2022 and March 31, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At March 31, 2022 and at December 31, 2021, nonaccrual TDRs were as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Commercial	$139	$147
Total	$139	$147

Nonaccrual loans at March 31, 2022 and December 31, 2021 do not include $875 and $2,831, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of March 31, 2022 and based on the most recent analysis performed follows.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$227	$362,598	$-	$-	$139	$362,964
Real estate:
Single-family residential	375,822	-	-	653	-	376,475
Multi-family residential	-	74,064	-	-	-	74,064
Commercial:
Non-owner occupied	-	180,886	-	776	-	181,662
Owner occupied	-	133,776	1,825	-	-	135,601
Land	-	44,598	-	-	-	44,598
Construction	702	93,928	531	-	-	95,161
Consumer:
Home equity lines of credit:
Originated for portfolio	24,082	-	-	153	-	24,235
Purchased for portfolio	102	-	-	61	-	163
Other	1,913	-	-	-	-	1,913
	$402,848	$889,850	$2,356	$1,643	$139	$1,296,836

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2021 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$336,660	$-	$74	$147	$336,881
Real estate:
Single-family residential	346,141	-	-	656	-	346,797
Multi-family residential	-	76,785	-	-	-	76,785
Commercial:
Non-owner occupied	-	182,472	-	2,658	-	185,130
Owner occupied	-	132,470	1,882	-	-	134,352
Land	-	40,080	-	-	-	40,080
Construction	-	82,825	535	-	-	83,360
Consumer:
Home equity lines of credit:
Originated for portfolio	23,911	-	-	153	-	24,064
Purchased for portfolio	123	-	-	41	-	164
Other	2,044	-	-	-	-	2,044
	$372,219	$851,292	$2,417	$3,582	$147	$1,229,657

Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2022	December 31, 2021
	(unaudited)
Total minimum lease payments to be received	$23,817	$25,488
Less: unearned income	(2,100)	(2,385)
Plus: Indirect initial costs	48	54
Net investment in direct financing leases	$21,765	$23,157

The following summarizes the future minimum lease payments receivable in fiscal year 2022 and in subsequent fiscal years:

2022, excluding the three months ended March 31, 2022	$4,789
2023	6,137
2024	5,732
2025	4,795
2026	2,087
Thereafter	277
Total future minimum payments	$23,817

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At March 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.5 years and the weighted-average discount rate was 5.59%.

The Company’s operating lease costs were $143 for the three months ended March 31, 2022 and $103 for the three months ended March 31, 2021. The variable lease costs totaled $84 for the three months ended March 31, 2022 and $84 for the three months ended March 31, 2021. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of March 31, 2022 are as follows:

2022, excluding the three months ended March 31, 2022	$522
2023	553
2024	458
2025	209
2026	114
Thereafter	275
Total future minimum rental commitments	2,131
Less - amounts representing interest	(242)
Total operating lease liabilities	$1,889

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2022 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$8,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	4,474
Mortgage-backed securities - residential	30
Total securities available for sale	$13,004
Loans held for sale	$8,470
Derivative assets	$1,809
TBA Mortgage-back securities	$71

Financial Liabilities:
Derivative liabilities	$1,809
Interest rate lock commitments	$42

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value Measurements at December 31, 2021 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,561
Mortgage-backed securities - residential	36
Total securities available for sale	$16,347
Loans held for sale	$27,988
Derivative assets	$538
Interest rate lock commitments	$555
Financial Liabilities:
Derivative liabilities	538
TBA Mortgage-backed securities	$73

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2022 or December 31, 2021. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2022 and December 31, 2021.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2022 or 2021.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2022 or December 31, 2021.

As of March 31, 2022 and December 31, 2021, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Aggregate fair value	$8,470	$27,988
Contractual balance	8,562	27,632
Gain (loss)	$(92)	$356

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2022 and 2021 for loans held for sale were:

	Three months ended March 31,
	2022	2021
	(unaudited)
Interest income	$172	$2,220
Interest expense	-	-
Change in fair value	(448)	(6,937)
Total change in fair value	$(276)	$(4,717)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 were as follows:

	Fair Value Measurements at March 31, 2022 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$168,290	$168,290	$-	$-	$168,290
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	13,004	-	13,004	-	13,004
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	8,470	-	8,470	-	8,470
Loans and leases, net	1,281,316	-	-	1,287,102	1,287,102
FHLB and FRB stock	7,326	n/a	n/a	n/a	n/a
Accrued interest receivable	4,966	3	116	4,847	4,966
Derivative assets	1,809	-	1,809	-	1,809
TBA mortgage-back securities	71	-	71	-	71

Financial liabilities
Deposits	$(1,298,786)	$(700,624)	$(590,838)	$-	$(1,291,462)
FHLB advances and other borrowings	(83,235)	-	(81,242)	-	(81,242)
Advances by borrowers for taxes and insurance	(2,078)	-	-	(2,078)	(2,078)
Subordinated debentures	(14,893)	-	(15,315)	-	(15,315)
Accrued interest payable	(688)	-	(688)	-	(688)
Derivative liabilities	(1,809)	-	(1,809)	-	(1,809)
Interest rate lock commitments	(42)	-	(42)	-	(42)

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 were as follows:

	Fair Value Measurements at December 31, 2021 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$166,591	$166,591	$-	$-	$166,591
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	16,347	-	16,347	-	16,347
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	27,988	-	27,988	-	27,988
Loans and leases, net	1,214,149	-	-	1,231,228	1,231,228
FHLB and FRB stock	7,315	n/a	n/a	n/a	n/a
Accrued interest receivable	4,143	2	91	3,947	4,040
Derivative assets	538	-	538	-	538
Interest rate lock commitments	555	-	555	-	555

Financial liabilities
Deposits	$(1,246,352)	$(661,818)	$(585,214)	$-	$(1,247,032)
FHLB advances and other borrowings	(89,727)	-	(90,670)	-	(90,670)
Advances by borrowers for taxes and insurance	(2,752)	-	-	(2,752)	(2,752)
Subordinated debentures	(14,883)	-	(16,051)	-	(16,051)
Accrued interest payable	(228)	-	(228)	-	(228)
Derivative liabilities	(538)	-	(538)	-	(538)
TBA mortgage-backed securities	(73)	-	(73)	-	(73)

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

Loans and Leases

Fair values of loans and leases as of March 31, 2022, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 3.85% at March 31, 2022 and 3.07% at December 31, 2021.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At March 31, 2022, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,738.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2022	December 31, 2021
		(unaudited)
FHLB fixed rate advances:
Maturities:
2022	0.89%	$3,500	$10,000
2023	0.92%	3,500	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
Thereafter	1.69%	17,000	17,000
Total FHLB fixed rate advances		58,500	65,000

Fixed rate other debt:
FRB PPPLF advances	0.35%	450	450

Variable rate other debt:
Holding Company credit facility	3.85%	24,285	24,277
Total		$83,235	$89,727

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At March 31, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $24,285 on the facility.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At March 31, 2022, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at March 31, 2022 and December 31, 2021. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at March 31, 2022 and December 31, 2021.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had no outstanding balance at March 31, 2022 and December 31, 2021.

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At March 31, 2022, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.1 years. At March 31, 2022, the principal balance of PPPLF advances outstanding was $450. At December 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.2 years. At December 31, 2021, the principal balance of PPPLF advances outstanding was $450.

Other than the PPPLF borrowing, there were no outstanding borrowings with the FRB at March 31, 2022 and December 31, 2021.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $180 and $161, respectively, for the three months ended March 31, 2022 and March 31, 2021. The total income tax effect was $38 and $34, respectively, for the three months ended March 31, 2022 and March 31, 2021.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 150,921 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at March 31, 2022.

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

There were no options granted during the three months ended March 31, 2022 and March 31, 2021. There were no options exercised during the three months ended March 31, 2022 and 14,544 options exercised during the three months ended March 31, 2021.

A summary of stock option activity in the Plans for the three months ended March 31, 2022 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	63,992	$7.43
Exercised	-	-
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	63,992	$7.43	1.3	$952

Exercisable at end of period	63,992	$7.43	1.3	$952

During the three months ended March 31, 2022, there were no stock options canceled, forfeited or expired. Stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired during the three months ended March 31, 2021. As of March 31, 2022, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 34,000 shares of restricted stock granted under the Plan during the three months ended March 31, 2022. There were 68,460 shares of restricted stock granted during the three months ended March 31, 2021.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2022 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	89,895	$16.32
Granted	34,000	21.72
Vested	(25,312)	17.04
Forfeited	(366)	18.96
Nonvested at March 31, 2022	98,217	$17.99

As of March 31, 2022 and 2021, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,593 and $1,677, respectively.

There were 366 shares of restricted stock forfeited during the three month period ended March 31, 2022, and 183 shares of restricted stock forfeited during the three months ended March 31, 2021. There were 25,312 shares of restricted stock that vested during the three months ended March 31, 2022, and 5,884 shares of restricted stock that vested during the three months ended March 31, 2021.

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

The following tables present actual and required capital ratios as of March 31, 2022 and December 31, 2021 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022 (unaudited)
Total Capital to risk weighted assets	$175,997	14.01%	$131,940	10.50%	$125,657	10.00%
Tier 1 (Core) Capital to risk weighted assets	160,288	12.76%	106,808	8.50%	100,526	8.00%
Common equity tier 1 capital to risk-weighted assets	160,288	12.76%	87,960	7.00%	81,677	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	160,288	11.06%	57,959	4.00%	72,449	5.00%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital to risk weighted assets	$170,392	14.02%	$127,588	10.50%	$121,512	10.00%
Tier 1 (Core) Capital to risk weighted assets	155,195	12.77%	103,286	8.50%	97,210	8.00%
Common equity tier 1 capital to risk-weighted assets	155,195	12.77%	85,059	7.00%	78,983	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	155,195	11.29%	54,984	4.00%	68,730	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $37,348 at March 31, 2022 and $44,887 at December 31, 2021.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At March 31, 2022, CFBank had $2,725 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of March 31, 2022, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Notional amount	$37,348	$44,887
Weighted average pay rate on interest-rate swaps	4.21%	4.21%
Weighted average receive rate on interest-rate swaps	3.14%	3.00%
Weighted average maturity (years)	6.8	6.9
Fair value of derivative asset	$1,809	$538
Fair value of yield derivative liability	(1,809)	(538)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2022 or 2021.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had approximately $5,777 and $50,312 of interest rate lock commitments related to residential mortgage loans at March 31, 2022 and December 31, 2021, respectively. The fair value of these mortgage banking derivatives was reflected by a derivative liability of ($42) at March 31, 2022 and is included in other liabilities in the consolidated balance sheet. The fair value was reflected by a derivative asset of $555 at December 31, 2021, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $3,500 and $53,250 of TBA mortgage-backed securities at March 31, 2022 and December 31, 2021, respectively. The fair value of these TBA mortgage-backed securities was $71 at March 31, 2022 and is included in other assets in the consolidated balance sheet. The fair value of the TBA mortgage-backed securities at December 31, 2021 was ($73) and is included in other liabilities in the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	March 31, 2022		December 31, 2021
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$5,777	$(42)	$50,312	$555
TBA mortgage-back securities	3,500	71	53,250	(73)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of March 31, 2022, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $3,847.

The following table represents the notional amount of loans sold during the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months ended
	March 31,
	2022	2021
Notional amount of loans sold	$85,180	$756,886

The following table represents the revenue recognized on mortgage activities for the three ended March 31, 2022 and 2021 (unaudited):

	Three Months ended
	March 31,
	2022	2021
Gain on loans sold	61	11,916
Gain (loss) from change in fair value of loans held-for-sale	(448)	(6,937)
Gain (loss) from change in fair value of derivatives	944	1,381
	$557	$6,360

NOTE 12 – INCOME TAXES

At March 31, 2022, the Company had a deferred tax asset recorded in the amount of approximately $4,774. At December 31, 2021, the Company had a deferred tax asset recorded of approximately $4,044. At March 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2018.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2022 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At March 31, 2022, the Company had net operating loss carryforwards of $22,253, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 18.5% and 18.5% for the three months ended March 31, 2022 and March 31, 2021, respectively, which management believes were reasonable estimates for the effective tax rates for such periods.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.9%)	(0.6%)
Tax exempt earnings on bank owned life insurance	(0.6%)	(0.2%)
Gain on redemption of life insurance policies	0.0%	(1.0%)
Dividends on equity securities	(0.2%)	(0.2%)
Low income housing credits	(0.8%)	(0.5%)
Effective tax rate	18.5%	18.5%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Three months ended
	March 31,
	2022	2021
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(170)	$96
Other comprehensive loss before reclassifications (2)	(1,050)	(29)
Net current-period other comprehensive loss	(1,050)	(29)
Accumulated other comprehensive income (loss), end of period	$(1,220)	$67

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2022 and 2021.

NOTE 14 - PREFERRED STOCK

On October 25, 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors in a private placement for an aggregate offering price of approximately $25 million, pursuant to which on October 31, 2019, the Holding Company sold shares of the Company’s common stock and shares of a new series of the Company’s Non-Voting Convertible Perpetual Preferred Stock, Series C, par value $0.01 per share (the “Series C Preferred Stock”).

Effective as of the close of business on May 28, 2020, all outstanding shares of the Company’s Series C Preferred Stock were converted into shares of a newly-authorized class of Non-Voting Common Stock of the Company following approval of an amendment to the Company’s Certificate of Incorporation, as amended, by the stockholders of the Company. As of March 31, 2022, there were no shares of Series C Preferred Stock outstanding and an aggregate of 1,260,700 shares of Non-Voting Common Stock outstanding.

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

NOTE 16 – SUBSEQUENT EVENT

On April 2, 2022, the Company’s Board of Directors declared a Cash Dividend of $0.04 per share payable to shareholders on April 25, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2021, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail and Mortgage Lending services presence. In all of its regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank is differentiated by our penchant for individualized service coupled with direct customer access to decision makers, and ease of doing business. We believe that CFBank matches the sophistication of much larger banks, without the bureaucracy.

Most of our deposits and loans come from our market areas. Our principal market area for loans and deposits includes the following counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Delaware County through our Polaris office in Columbus, Ohio; Hamilton County through our offices in Glendale and Blue Ash, Ohio; Cuyahoga County, through our office in Woodmere, Ohio; Summit County through our office in Fairlawn, Ohio and Marion County, Indiana through our loan production office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%. CFBank’s loans outstanding through the PPP totaled

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

$387,000 at March 31, 2022 and $450,000 at December 31, 2021. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. Since the pandemic started, CFBank has granted payment modifications on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At March 31, 2022, there were no remaining loans on payment deferrals.

Repositioning of Residential Mortgage Business Model. In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company has strategically scaled down and repositioned its Residential Mortgage Business and has exited the saleable-to-investors mortgage business in favor of portfolio lending with servicing retained. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

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

Financial Condition

General. Assets totaled $1.5 billion at March 31, 2022 and increased $48.6 million, or 3.3%, from $1.5 billion at December 31, 2021. The increase was primarily due to a $67.2 million increase in net loan balances and a $1.7 million increase in cash and cash equivalents, partially offset by a $19.5 million decrease in loans held for sale.

Cash and cash equivalents. Cash and cash equivalents totaled $168.3 million at March 31, 2022, and increased $1.7 million, or 1.0%, from $166.6 million at December 31, 2021. The increase in cash and cash equivalents was primarily attributed to an increase in net deposit balances, security maturities and a decrease in loans held for sale, partially offset by increases in net loan balances.

Securities. Securities available for sale totaled $13.0 million at March 31, 2022, and decreased $3.3 million, or 20.5%, compared to $16.3 million at December 31, 2021. The decrease was due to principal maturities.

Loans held for sale. Loans held for sale totaled $8.5 million at March 31, 2022 and decreased $19.5 million, or 69.7%, from $28.0 million at December 31, 2021. The decrease is the result of the Company’s decision to strategically scale down and reposition its Residential Mortgage Business in response to the shift in the mortgage industry.

Loans and Leases. Net loans and leases totaled $1.3 billion at March 31, 2022, and increased $67.2 million, or 5.5%, from $1.2 billion at December 31, 2021. The increase in net loans during the quarter was primarily due to a $29.7 million increase in single-family residential loan balances, a $26.1 million increase in commercial loan balances, an $11.8 million increase in construction loan balances, and a $2.3 increase in commercial real estate loan balances, partially offset by a $2.7 million decrease in multi-family loan balances. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

Allowance for loan and lease losses (ALLL). The allowance for loan and lease losses totaled $15.5 million at March 31, 2022, and increased $12,000, or 0.1%, from $15.5 million at December 31, 2021. The increase in the ALLL is due to net recoveries during the three months ended March 31, 2022. The ratio of the ALLL to total loans was 1.20% at March 31, 2022, compared to 1.26% at December 31, 2021.

CF BANKSHARES INC.

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

Individually evaluated impaired loans totaled $1.0 million at March 31, 2022, and decreased $2.0 million, or 65.9%, from $3.0 million at December 31, 2021. The decrease was primarily due to the payoff of two impaired loans during the first quarter of 2022. The amount of the ALLL specifically allocated to individually impaired loans totaled $6,000 at March 31, 2022 and $20,000 at December 31, 2021.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $1.0 million at March 31, 2022, and increased $9,000 from $997,000 at December 31, 2021. The increase was primarily due to one consumer loan going into nonaccrual status during the first quarter, partially offset by principal payments. The ratio of nonperforming loans to total loans was 0.08% at March 31, 2022 compared to 0.08% at December 31, 2021.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $139,000 at March 31, 2022 and $147,000 at December 31, 2021.

Nonaccrual loans at March 31, 2022 and December 31, 2021 do not include $875,000 and $2.8 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $2.0 million, or 32.7%, during the three months ended March 31, 2022. Loans designated as special mention decreased $61,000, or 2.5%, and totaled $2.4 million at March 31, 2022. Loans classified as substandard decreased $2.0 million, or 54.1%, and totaled $1.6 million at March 31, 2022, compared to $3.6 million at December 31, 2021. Loans designated as doubtful decreased $8,000, or 5.4%, and totaled $139,000 at March 31, 2022, compared to $147,000 at December 31, 2021. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $2.6 million and totaled $946,000 at March 31, 2022, compared to $3.6 million at December 31, 2021. Past due loans totaled 0.1% of the loan portfolio at March 31, 2022, compared to 0.3% at December 31, 2021. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $122.6 million, or 33.8%, of CFBank’s commercial portfolio at March 31, 2022, compared to $120.1 million, or 35.6%, at December 31, 2021. Interest only home equity lines of credit totaled $23.1 million, or 94.6%, of the total home equity lines of credit at March 31, 2022 compared to $23.9 million, or 98.7%, at December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2022; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at March 31, 2022 or December 31, 2021. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.3 billion at March 31, 2022, an increase of $52.4 million, or 4.2%, when compared to $1.2 billion at December 31, 2021. The increase when compared to December 31, 2021 is primarily due to a $70.5 million increase in money market account balances and a $13.6 million increase in certificate of deposit account balances, partially offset by a $31.6 million decrease in checking account balances, and a $100,000 decrease in savings account balances. Noninterest-bearing deposit accounts decreased $31.1 million to $253.8 million from $284.9 million at December 31, 2021.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $271.9 million at March 31, 2022, and decreased $6.2 million, or 2.2%, from $278.1 million at December 31, 2021. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $134.0 million at March 31, 2022 and increased $75.6 million, or 129.6%, from $58.4 million at December 31, 2021.

FHLB advances and other debt. FHLB advances and other debt totaled $83.2 million at March 31, 2022 and decreased $6.5 million, or 7.2%, compared to $89.7 million at December 31, 2021. The decrease was due to repayments of $6.5 million in FHLB advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of March 31, 2022, the Company had an outstanding balance of $24.3 million on the facility.

At March 31, 2022, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at March 31, 2022 or December 31, 2021.

CFBank has participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. At March 31, 2022 and December 31, 2021, the principal balance of PPPLF advances outstanding was $450,000. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures. Subordinated debentures totaled $14.9 million at March 31, 2022 and $14.9 million at December 31, 2021. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at March 31, 2022 and December 31, 2021.

Stockholders’ equity. Stockholders’ equity totaled $128.3 million at March 31, 2022, an increase of $3.0 million, or 2.4%, from $125.3 million at December 31, 2021. The increase in total stockholders’ equity was primarily attributed to net income, partially

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

offset by a $1.0 million other comprehensive loss and share repurchases of $331,000. The other comprehensive loss was the result of the mark-to-market adjustment of our investment portfolio.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2022 and 2021.

General. Net income for the three months ended March 31, 2022 totaled $4.5 million (or $0.69 per diluted common share) and decreased $1.9 million, or 29.6%, compared to net income of $6.4 million (or $0.96 per diluted common share) for the three months ended March 31, 2021. The decrease in net income was primarily the result of decreased margins and volumes on Direct to Consumer (DTC) residential mortgage loans, partially offset by an increase in net interest income and a decrease in other noninterest expense.

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

Net interest income totaled $10.8 million for the quarter ended March 31, 2022 and increased $1.2 million, or 12.0%, compared to net interest income of $9.6 million for the quarter ended March 31, 2021. The increase in net interest income was primarily due to an $862,000, or 26.6%, decrease in interest expense and a $295,000, or 2.3%, increase in interest income. The decrease in interest expense was attributed to a 20bps decrease in the average cost of funds on interest-bearing liabilities, coupled with a $113.8 million, or 9.7%, decrease in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 22bps increase in average yield on interest-earning assets, partially offset by a $48.9 million, or 3.4%, decrease in average interest-earning assets outstanding. The net interest margin of 3.13% for the quarter ended March 31, 2022 increased 44bps compared to the net interest margin of 2.69% for the quarter ended March 31, 2021.

Interest income totaled $13.2 million for the quarter ended March 31, 2022, and increased $295,000, or 2.3%, compared to $12.9 million for the quarter ended March 31, 2021. The increase in interest income was primarily attributed to a $324.8 million, or 35.5%, increase in average loans and leases outstanding and a 70bps increase in the average yield on loans held for sale, partially offset by a $362.9 million decrease in average loans held for sale.

Interest expense totaled $2.4 million for the quarter ended March 31, 2022, and decreased $862,000, or 26.6%, compared to $3.2 million for the quarter ended March 31, 2021. The decrease in interest expense was primarily attributed to a 31bps decrease in the average rate of interest-bearing deposits, partially offset by a $34.8 million, or 3.5%, increase in average interest-bearing deposits.

Provision for loan and lease losses. There was no provision for loan and lease losses expense for the quarter ended March 31, 2022 or for the quarter ended March 31, 2021,which is due to continued strong credit quality. Net recoveries for the quarter ended March 31, 2022 totaled $12,000, compared to net recoveries of $64,000 for the quarter ended March 31, 2021.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
	2022	2021
(unaudited)	(Dollars in thousands)
Commercial	$-	$(56)
Single-family residential real estate	(8)	(3)
Home equity lines of credit	(4)	(5)
Total	$(12)	$(64)

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income for the quarter ended March 31, 2022 totaled $1.0 million and decreased $6.2 million, or 85.5%, compared to $7.2 million for the quarter ended March 31, 2021. The decrease was primarily due to a $5.8 million decrease in net gain on sale of residential mortgage loans. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision to strategically scale down its residential mortgage lending business in response to the shift in the mortgage industry.

Noninterest expense. Noninterest expense for the quarter ended March 31, 2022 totaled $6.3 million and decreased $2.7 million, or 30.0%, compared to $9.0 million for the quarter ended March 31, 2021. The decrease in noninterest expense was primarily due to a $1.2 million decrease in advertising and marketing expense, a $988,000 decrease in salaries and employee benefits, and a $608,000 decrease in professional fee expense. The decreases in advertising and marketing expense, salaries and employee benefits expense, and professional fee expense were primarily the result of the scaling down and repositioning of our residential mortgage lending business as previously discussed.

Income tax expense. Income tax expense was $1.0 million for the quarter ended March 31, 2022, a decrease of $432,000 compared to $1.5 million for the quarter ended March 31, 2021. The effective tax rate for the quarter ended March 31, 2022 was approximately 18.5%, as compared to approximately 18.5% for the quarter ended March 31, 2021.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2022 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$20,309	$224	4.36%	$14,854	$133	3.61%
Loans held for sale	22,925	172	3.00%	385,811	2,220	2.30%
Loans and leases (3)	1,239,126	12,656	4.09%	914,296	10,421	4.56%
Other earning assets	89,004	38	0.17%	106,657	28	0.11%
FHLB and FRB stock	7,319	62	3.39%	5,974	55	3.68%
Total interest-earning assets	1,378,683	13,152	3.82%	1,427,592	12,857	3.60%
Noninterest-earning assets	77,320			79,770
Total assets	$1,456,003			$1,507,362

Interest-bearing liabilities:
Deposits	$956,568	1,684	0.70%	$991,325	2,497	1.01%
FHLB advances and other borrowings	102,860	694	2.70%	181,869	743	1.63%
Total interest-bearing liabilities	1,059,428	2,378	0.90%	1,173,194	3,240	1.10%

Noninterest-bearing liabilities	270,376			221,190
Total liabilities	1,329,804			1,394,384

Equity	126,199			112,978
Total liabilities and equity	$1,456,003			$1,507,362

Net interest-earning assets	$319,255			$254,398
Net interest income/interest rate spread		$10,774	2.92%		$9,617	2.50%
Net interest margin			3.13%			2.69%
Average interest-earning assets
to average interest-bearing liabilities	130.13%			121.68%

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

	Three Months Ended
	March 31, 2022
	Compared to Three Months Ended
	March 31, 2021
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$33	$58	$91
Loans held for sale	3,579	(5,627)	(2,048)
Loans and leases	(6,196)	8,431	2,235
Other earning assets	38	(28)	10
FHLB and FRB Stock	(25)	32	7
Total interest-earning assets	(2,571)	2,866	295

Interest-bearing liabilities:
Deposits	(728)	(85)	(813)
FHLB advances and other borrowings	1,520	(1,569)	(49)
Total interest-bearing liabilities	792	(1,654)	(862)

Net change in net interest income	$(3,363)	$4,520	$1,157

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our 2021 Audited Financial Statements. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements. The following discussion details the critical accounting policies and the nature of the estimates made by management.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Determination of the ALLL. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2021 Audited Financial Statements.

Fair value of financial instruments. Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2021 Audited Financial Statements.

Mortgage banking derivatives. Another critical accounting policy relates to the fair value of mortgage banking derivatives. Mortgage banking derivatives include two types of commitments: rate lock commitments and forward loan commitments. The fair values of these mortgage derivatives are based on anticipated gains on the underlying loans and are based on valuation models using observable market data as of the measurement date. Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Notes 1, 6 and 11 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 6 and 18 to our 2021 Audited Financial Statements.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$169,881	$168,953
Additional borrowing capacity at the FHLB	128,043	113,077
Additional borrowing capacity at the FRB	89,355	72,195
Unused commercial bank lines of credit	65,000	65,000
Total	$452,279	$419,225

Cash, unpledged securities and deposits in other financial institutions increased $928,000, or 0.55%, to $169.9 million at March 31, 2022, compared to $169.0 million at December 31, 2021. The increase is primarily attributed to an increase in deposits and a decrease in loans held for sale, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB increased $14.9 million, or 13.2%, to $128.0 million at March 31, 2022, compared to $113.1 million at December 31, 2021. The increase is primarily attributed to an increase in pledged collateral.

CFBank’s additional borrowing capacity at the FRB increased $17.2 million, or 23.8%, to $89.4 million at March 31, 2022 from $72.2 million at December 31, 2021. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at March 31, 2022 and at December 31, 2021.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at March 31, 2022 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $190,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.85% at March 31, 2022.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At March 31,2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $24.3 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2022, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2022.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information updates and supplements our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

We are subject to interest rate risk, which recently has increased due to domestic and global economic instability and geopolitical developments.

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

On March 16, 2022, the FOMC of the Federal Reserve raised the target range for the federal funds rate to 0.25% to 0.50%, which represented the first increase to the target federal funds rate since 2018. On May 4, 2022, the FOMC raised the target range for the federal funds rate by an additional 0.50% (to 0.75% to 1.00%). The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify.

These increases, as well as any further increases, to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and/or the average duration of our mortgage portfolio and other interest-earning assets. In addition, aggressive increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could raise the risk of an economic recession. Any such downturn, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe, including Russia and Ukraine, could negatively impact our business, financial condition and results of operations.

We may experience negative impacts to our business and results of operations as a result of macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe. For example, the ongoing conflict in Ukraine has created instability in that region and has escalated tensions between Russia and the United States and across Europe. In response to the actions taken by Russia, the United States has imposed, and is likely to continue to impose, significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being either implemented or planned by the European Union and the United Kingdom and other jurisdictions. The actions taken by Russia in Ukraine, and any further measures that may be taken by the United States or its allies in response to such actions, could have negative impacts on global and regional financial markets and economic conditions. The United States has banned Russian imports of oil, natural gas and coal and other jurisdictions have taken, or are contemplating taking, similar actions. These actions and dynamics are placing additional upward pressure on fuel and energy prices, which already were rising based on factors including a return to pre-pandemic levels of consumption and insufficient global production to match increasing demand. These developments are combining to amplify existing economic uncertainty and cause adjustments to longer-term inflation expectations which, in turn, may cause upward pressure on interest rates and adversely affect economic conditions.

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

The Russia-Ukraine conflict may impact our risk exposure in other areas, most notably our cybersecurity risk. On March 21, 2022, the Biden Administration issued a warning regarding the potential for Russia to engage in malicious cyber activities, specifically including attacks on critical infrastructure such as the financial sector, in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia. Institutions that provide critical services, including all members of the financial sector such as CFBank, have been encouraged by the Administration and their supervisors to enhance cyber-defense systems and take steps to further secure their data in anticipation of potential malicious cyber activity by the Russian government or other Russian actors.

The developments described above could adversely affect our businesses, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2022.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1, 2022 through January 31, 2022	10,438	20.69	10,438	196,011
February 1, 2022 through February 28, 2022 (2)	3,537	21.70	1,357	194,654
March 1, 2022 through March 31, 2022	3,980	21.78	3,980	190,674
Total	17,955	$21.13	15,775

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

(2)Includes 2,180 shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2, filed with the Commission on October 28, 2005 (File No. 333-129315))

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1, filed with the Commission on May 4, 2012 (File No. 333-177434))

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Certificate of Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 29, 2020, filed with the Commission on June 2, 2020 (File No. 0-25045))

3.10

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 28, 2020, filed with the commission on July 20, 2020 (File No. 0-25045)

3.11

Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.10 to the registrant’s Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on August 12, 2020 (File No. 0-25045)) [This document represents the Certificate of Incorporation of the registrant in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.12

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

10.1	Deferred Cash Inventive Agreement by and between CFBank National Association and Kevin Beerman
10.2	Deferred Cash Inventive Agreement by and between CFBank National Association and Brad Ringwald
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications
101.1	Interactive Data File (Inline XBRL)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

CF BANKSHARES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF BANKSHARES INC.

Dated: May 10, 2022	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 10, 2022	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer