Form 10-Q
period 2022-06-30
CF BANKSHARES INC.
filed 2022-08-09
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes [  ]    No [X]

As of August 1, 2022, there were 5,293,180 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$154,850	$166,591
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	12,220	16,347
Equity securities	5,000	5,000
Loans held for sale, at fair value	-	27,988
Loans and leases, net of allowance of $15,532 and $15,508	1,378,227	1,214,149
FHLB and FRB stock	7,332	7,315
Premises and equipment, net	6,110	5,869
Operating lease right-of-use assets	1,638	1,925
Bank owned life insurance	26,038	25,743
Accrued interest receivable and other assets	27,962	24,562
Total assets	$1,619,477	$1,495,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$244,484	$284,935
Interest bearing	1,133,005	961,417
Total deposits	1,377,489	1,246,352
FHLB advances and other debt	75,594	89,727
Advances by borrowers for taxes and insurance	1,879	2,752
Operating lease liabilities	1,736	2,032
Accrued interest payable and other liabilities	15,185	14,513
Subordinated debentures	14,903	14,883
Total liabilities	1,486,786	1,370,259

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,567,542 at June 30, 2022 and 5,485,980 at December 31, 2021	56	55
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at June 30, 2022 and 1,260,700 at December 31, 2021	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at June 30, 2022 and 0 shares issued at December 31, 2021	-	-
Additional paid-in capital	89,061	88,528
Retained earnings	52,814	44,084
Accumulated other comprehensive loss	(1,437)	(170)
Treasury stock, at cost; 276,222 shares of voting common stock at June 30, 2022 and 246,432 shares of voting common stock at December 31, 2021	(7,816)	(7,180)
Total stockholders' equity	132,691	125,330
Total liabilities and stockholders' equity	$1,619,477	$1,495,589

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans and leases, including fees	$14,042	$13,414	$26,870	$26,055
Securities	221	166	445	299
FHLB and FRB stock dividends	78	57	140	112
Federal funds sold and other	364	24	402	52
	14,705	13,661	27,857	26,518
Interest expense
Deposits	2,501	2,108	4,185	4,605
FHLB advances and other debt	424	288	894	807
Subordinated debentures	235	225	459	449
	3,160	2,621	5,538	5,861
Net interest income	11,545	11,040	22,319	20,657
Provision for loan and lease losses	-	(1,600)	-	(1,600)
Net interest income after provision for loan and lease losses	11,545	12,640	22,319	22,257

Noninterest income
Service charges on deposit accounts	289	206	555	399
Net gains on sales of residential mortgage loans	121	(744)	678	5,616
Net gains on sales of SBA loans	143	1,159	143	1,159
Swap fee income	5	-	18	182
Gain on redemption of life insurance policies	-	3	-	383
Earnings on bank owned life insurance	149	138	295	228
Other	101	189	165	214
	808	951	1,854	8,181
Noninterest expense
Salaries and employee benefits	3,578	4,551	7,199	9,160
Occupancy and equipment	312	259	631	581
Data processing	529	524	1,049	1,060
Franchise and other taxes	338	243	661	482
Professional fees	645	1,381	1,252	2,596
Director fees	153	158	294	310
Postage, printing and supplies	38	47	81	86
Advertising and marketing	134	1,283	179	2,527
Telephone	61	67	114	126
Loan expenses	106	31	206	88
Depreciation	126	106	241	203
FDIC premiums	227	380	378	619
Regulatory assessment	65	65	131	130
Other insurance	46	40	90	68
Other	114	132	243	200
	6,472	9,267	12,749	18,236
Income before incomes taxes	5,881	4,324	11,424	12,202
Income tax expense	1,155	835	2,180	2,292
Net income	$4,726	$3,489	$9,244	$9,910

Earnings per common share:
Basic	$0.74	$0.53	$1.44	$1.52
Diluted	$0.72	$0.52	$1.41	$1.48

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$4,726	$3,489	$9,244	$9,910
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($58) and ($5), and ($337) and ($12)	(217)	(17)	(1,267)	(46)
Other comprehensive loss, net of tax	(217)	(17)	(1,267)	(46)
Comprehensive income	$4,509	$3,472	$7,977	$9,864

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at April 1, 2022	$55	$13	$88,708	$48,345	$(1,220)	$(7,559)	$128,342
Net income				4,726			4,726
Other comprehensive loss					(217)		(217)
Issuance of 31,648 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			222				222
Stock options exercised			132				132
Purchase of 11,880 treasury shares						(257)	(257)
Cash dividends declared on common stock ($0.04 per share)				(257)			(257)
Balance at June 30, 2022	$56	$13	$89,061	$52,814	$(1,437)	$(7,816)	$132,691

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330
Net income				9,244			9,244
Other comprehensive loss					(1,267)		(1,267)
Issuance of 65,648 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			402				402
Stock options exercised			132				132
Acquisition of 2,180 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(48)	(48)
Purchase of 27,655 treasury shares						(588)	(588)
Cash dividends declared on common stock ($0.08 per share)				(514)			(514)
Balance at June 30, 2022	$56	$13	$89,061	$52,814	$(1,437)	$(7,816)	$132,691

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at April 1, 2021	$54	$13	$87,904	$32,704	$67	$(4,091)	$116,651
Net income				3,489			3,489
Other comprehensive loss					(17)		(17)
Restricted stock expense, net of forfeitures			195				195
Purchase of 13,601 treasury shares						(263)	(263)
Cash dividends declared on common stock ($0.03 per share)				(196)			(196)
Balance at June 30, 2021	$54	$13	$88,099	$35,997	$50	$(4,354)	$119,859

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Six Months ended June 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2021	$54	$13	$87,637	$26,479	$96	$(4,069)	$110,210
Net income				9,910			9,910
Other comprehensive loss					(46)		(46)
Issuance of 68,460 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			356				356
Stock options exercised			106				106
Acquisition of 1,169 treasury shares surrendered upon vesting of restricted stock for payment of taxes			-			(22)	(22)
Purchase of 13,601 treasury shares		-	-			(263)	(263)
Cash dividends declared on common stock ($0.06 per share)		-	-	(392)			(392)
Balance at June 30, 2021	$54	$13	$88,099	$35,997	$50	$(4,354)	$119,859

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2022	2021
Net Income	$9,244	$9,910
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	(1,600)
Depreciation	241	203
Amortization, net	(405)	(1,624)
Deferred income tax (benefit)	115	(12)
Originations of loans held for sale	(94,548)	(1,729,136)
Proceeds from sale of loans held for sale	121,540	1,763,441
Net gains on sales of residential mortgage loans	(678)	(5,616)
Net gains on sales of SBA loans	(143)	(1,159)
Loss on disposal of premises and equipment	-	17
Earnings on bank owned life insurance	(295)	(228)
Gain on redemption of life insurance policies	-	(383)
Stock-based compensation expense	402	356
Net change in:
Accrued interest receivable and other assets	(3,438)	14,845
Operating lease right-of-use asset	287	215
Operating lease right-of-use liability	(296)	(235)
Accrued interest payable and other liabilities	672	(13,811)
Net cash from operating activities	32,698	35,183
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,509	4,016
Purchases	-	(13,070)
Purchase of bank owned life insurance	-	(8,000)
Loan and lease originations and payments, net	(160,718)	(118,325)
Purchase of loans and leases	(3,698)	(13,798)
Proceeds from the sale of loans	2,611	1,625
Additions to premises and equipment	(483)	(611)
Purchase of FRB and FHLB stock	(17)	(317)
Purchase of other investments	-	(656)
Return of investment-joint ventures	261	315
Proceeds from the redemption of life insurance policies	-	661
Net cash used by investing activities	(159,535)	(148,160)
Cash flows from financing activities:
Net change in deposits	131,137	166,028
Proceeds from FHLB advances and other debt	1,300	110,510
Repayments on FHLB advances and other debt	(15,450)	(180,633)
Net change in warehouse line of credit	-	(70,013)
Net change in advances by borrowers for taxes and insurance	(873)	383
Cash dividends paid on common stock	(514)	(392)
Proceeds from exercise of stock options	132	106
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(48)	(22)
Purchase of treasury shares	(588)	(263)
Net cash from financing activities	115,096	25,704
Net change in cash and cash equivalents	(11,741)	(87,273)
Beginning cash and cash equivalents	166,591	221,594
Ending cash and cash equivalents	$154,850	$134,321

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$5,485	$6,061
Income tax paid	1,250	2,700

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	1,674	16,611
SBA Loans transferred from portfolio to held for sale	-	16,462
Transfer of loans and premises and equipment to other assets held for sale	-	29,308
Transfer of deposits to other liabilities held for sale	-	107,229
Investment payable on limited partnerships	-	8,477
Initial recognition of operating right-of-use lease asset	-	412
Initial recognition of operating right-of-use lease liability	-	412

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the six months ended June 30, 2022 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2021 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (referred to herein as the “2021 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Basic
Net income	$4,726	$3,489	$9,244	$9,910
Earnings allocated to participating securities	-	-	-	-
Net income allocated to common stockholders	$4,726	$3,489	$9,244	$9,910

Weighted average common shares outstanding including unvested share-based payment awards	6,523,304	6,643,318	6,514,555	6,633,698
Less: Unvested share-based payment awards-2019 Plan	(109,420)	(106,896)	(98,684)	(96,615)
Average shares	6,413,884	6,536,422	6,415,871	6,537,083
Basic earnings per common share	$0.74	$0.53	$1.44	$1.52

Diluted
Net earnings allocated to common stockholders	$4,726	$3,489	$9,244	$9,910
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$4,726	$3,489	$9,244	$9,910

Weighted average common shares outstanding for basic earnings per common share	6,413,884	6,536,422	6,415,871	6,537,083
Add: Dilutive effects of assumed exercises of stock options	29,459	45,935	36,065	46,278
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	109,420	106,896	98,684	96,615
Average shares and dilutive potential common shares	6,552,763	6,689,253	6,550,620	6,679,976
Diluted earnings per common share	$0.72	$0.52	$1.41	$1.48

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022 (unaudited)
Corporate debt	$9,977	$-	$1,727	$8,250
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	4,036	-	92	3,944
Mortgage-backed securities - residential	26	-	-	26
Total	$14,039	$-	$1,819	$12,220

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Corporate debt	$9,976	$-	$226	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,551	31	21	6,561
Mortgage-backed securities - residential	35	1	-	36
Total	$16,562	$32	$247	$16,347

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2022 or June 30, 2021.

There were no sales of securities during the three and six months ended June 30, 2022 and 2021.

The amortized cost and fair value of debt securities at June 30, 2022 and December 31, 2021 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2022		December 31, 2021
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,004	$1,992	$3,504	$3,518
Due from one to five years	2,032	1,952	3,047	3,043
Due from five to ten years	9,977	8,250	9,976	9,750
Mortgage-backed securities - residential	26	26	35	36
Total	$14,039	$12,220	$16,562	$16,347

Fair value of securities pledged as collateral was as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Pledged as collateral for:
FHLB advances	$978	$1,016
Public deposits	489	501
Mortgage banking derivatives	-	1,504
Total	$1,467	$3,021

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2022 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$8,250	$1,727	$-	$-	$8,250	$1,727
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,483	21	1,462	71	3,945	92
Total temporarily impaired	$10,733	$1,748	$1,462	$71	$12,195	$1,819

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$9,750	$226	$-	$-	$9,750	$226
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,024	21	-	-	3,024	21
Total temporarily impaired	$12,774	$247	$-	$-	$12,774	$247

The unrealized losses at June 30, 2022 and December 31, 2021 were related to one corporate debt security and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2022 and December 31, 2021.

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

	June 30, 2022	December 31, 2021
	(unaudited)
Commercial (1)	$399,920	$336,881
Real estate:
Single-family residential	408,035	346,797
Multi-family residential	77,943	76,785
Commercial	354,867	359,562
Construction	123,878	83,360
Consumer:
Home equity lines of credit	27,010	24,228
Other	2,106	2,044
Subtotal	1,393,759	1,229,657
Less: ALLL	(15,532)	(15,508)
Loans and leases, net	$1,378,227	$1,214,149

(1)Includes $24,129 and $23,157 of commercial leases at June 30, 2022 and December 31, 2021, respectively.

Included in Commercial loans at June 30, 2022 and December 31, 2021, were $50 and $445, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP, to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). At December 31, 2021, the majority of these loans were pledged as collateral for borrowings by the Company under the FRB Paycheck Protection Program Lending Facility (“PPPLF”). At June 30, 2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 8 - FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021 and had no loans outstanding under the program at June 30, 2022 and December 31, 2021.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$4,427	$3,506	$787	$4,634	$1,744	$276	$146	$15,520
Addition to (reduction in) provision for loan losses	300	200	-	(650)	150	-	-	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	9	-	-	-	3	-	12
Ending balance	$4,727	$3,715	$787	$3,984	$1,894	$279	$146	$15,532

	Six months ended June 30, 2022 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508
Addition to (reduction in) provision for loan losses	600	350	(40)	(1,050)	150	-	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	17	-	-	-	7	-	24
Ending balance	$4,727	$3,715	$787	$3,984	$1,894	$279	$146	$15,532

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,427	$1,827	$477	$8,684	$2,229	$281	$161	$17,086
Addition to (reduction in) provision for loan losses	(50)	600	300	(1,850)	(550)	(50)	-	(1,600)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	4	-	-	-	5	-	9
Ending balance	$3,377	$2,431	$777	$6,834	$1,679	$236	$161	$15,495

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of June 30, 2022 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,727	3,715	787	3,984	1,894	279	146	15,532
Total ending allowance balance	$4,727	$3,715	$787	$3,984	$1,894	$279	$146	$15,532

Loans:
Individually evaluated for impairment	$118	$98	$-	$-	$-	$-	$-	$216
Collectively evaluated for impairment	399,802	407,937	77,943	354,867	123,878	27,010	2,106	1,393,543
Total ending loan balance	$399,920	$408,035	$77,943	$354,867	$123,878	$27,010	$2,106	$1,393,759

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three and six months ended June 30, 2022. Cash payments of interest on these loans during the three and six months ended June 30, 2022 totaled $10 and $40, respectively.

				Three months ended		Six months ended
	As of June 30, 2022			June 30, 2022		June 30, 2022
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	382	118	-	123	-	144	1
Real estate:
Single-family residential (1)	98	98	-	98	1	98	3
Commercial:
Non-owner occupied	-	-	-	-	-	700	17
Total with an allowance recorded	480	216	-	221	1	942	21
Total	$480	$216	$-	$221	$1	$942	$21

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2021. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three and six months ended June 30, 2021. Cash payments of interest during the three and six months ended June 30, 2021 totaled $41 and $89, respectively.

				Three months ended		Six months ended
	As of December 31, 2021			June 30, 2021		June 30, 2021
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	485	221	-	247	2	253	5
Real estate:
Single-family residential (1)	99	99	-	101	1	102	2
Commercial:
Non-owner occupied	2,658	2,658	20	2,693	37	2,702	75
Total with an allowance recorded	3,242	2,978	20	3,041	40	3,057	82
Total	$3,242	$2,978	$20	$3,041	$40	$3,057	$82

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2022	December 31, 2021
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	118	147
Real estate:
Single-family residential	650	656
Consumer:
Home equity lines of credit:
Originated for portfolio	153	153
Purchased for portfolio	-	41
Total nonaccrual	921	997
Total nonaccrual and nonperforming loans	$921	$997

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2022 or December 31, 2021.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2022 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$399,920	$118
Real estate:
Single-family residential	-	-	563	563	407,472	87
Multi-family residential	-	-	-	-	77,943	-
Commercial:
Non-owner occupied	-	-	-	-	176,383	-
Owner occupied	-	-	-	-	139,268	-
Land	-	-	-	-	39,216	-
Construction	-	-	-	-	123,878	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	153	153	26,738	-
Purchased for portfolio	-	-	-	-	119	-
Other	-	-	-	-	2,106	-
Total	$-	$-	$716	$716	$1,393,043	$205

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

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that met the requirements under the CARES Act. The program allowed for deferral of payments for up to 90 days, which we could extend for up to an additional 90 days at our option. The deferred payments and accrued interest during the deferral period were due and payable on or before the maturity of the loans. At June 30, 2022, there were no loans remaining on temporary deferrals under this program.

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

As of June 30, 2022 and December 31, 2021, TDRs totaled $216 and $2,978, respectively. The Company allocated $0 and $20 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2022 and December 31, 2021, respectively. The Company had not committed to lend any additional amounts as of June 30, 2022 or December 31, 2021 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2022 and June 30, 2021, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended June 30, 2022 and June 30, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

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

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At June 30, 2022 and at December 31, 2021, nonaccrual TDRs were as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Commercial	$118	$147
Total	$118	$147

Nonaccrual loans at June 30, 2022 and December 31, 2021 do not include $98 and $2,831, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of June 30, 2022 and based on the most recent analysis performed follows.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$399,802	$-	$-	$118	$399,920
Real estate:
Single-family residential	407,385	-	-	650	-	408,035
Multi-family residential	-	77,943	-	-	-	77,943
Commercial:
Non-owner occupied	-	176,383	-	-	-	176,383
Owner occupied	-	137,499	1,769	-	-	139,268
Land	-	39,216	-	-	-	39,216
Construction	1,486	121,865	527	-	-	123,878
Consumer:
Home equity lines of credit:
Originated for portfolio	26,738	-	-	153	-	26,891
Purchased for portfolio	119	-	-	-	-	119
Other	2,106	-	-	-	-	2,106
	$437,834	$952,708	$2,296	$803	$118	$1,393,759

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2021 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$336,660	$-	$74	$147	$336,881
Real estate:
Single-family residential	346,141	-	-	656	-	346,797
Multi-family residential	-	76,785	-	-	-	76,785
Commercial:
Non-owner occupied	-	182,472	-	2,658	-	185,130
Owner occupied	-	132,470	1,882	-	-	134,352
Land	-	40,080	-	-	-	40,080
Construction	-	82,825	535	-	-	83,360
Consumer:
Home equity lines of credit:
Originated for portfolio	23,911	-	-	153	-	24,064
Purchased for portfolio	123	-	-	41	-	164
Other	2,044	-	-	-	-	2,044
	$372,219	$851,292	$2,417	$3,582	$147	$1,229,657

Leases:

The following lists the components of the net investment in direct financing leases:

	June 30, 2022	December 31, 2021
	(unaudited)
Total minimum lease payments to be received	$26,410	$25,488
Less: unearned income	(2,324)	(2,385)
Plus: Indirect initial costs	43	54
Net investment in direct financing leases	$24,129	$23,157

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following summarizes the future minimum lease payments receivable in fiscal year 2022 and in subsequent fiscal years:

2022, excluding the six months ended June 30, 2022	$3,650
2023	7,005
2024	6,600
2025	5,679
2026	2,927
Thereafter	549
Total future minimum payments	$26,410

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At June 30, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.4 years and the weighted-average discount rate was 5.55%.

The Company’s operating lease costs were $144 and $287 for the three and six months ended June 30, 2022, respectively, and $112 and $215 for the three and six months ended June 30, 2021, respectively. The variable lease costs totaled $63 and $147 for the three and six months ended June 30, 2022, respectively, and $66 and $150 for the three and six months ended June 30, 2021, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of June 30, 2022 are as follows:

2022, excluding the six months ended June 30, 2022	$343
2023	553
2024	458
2025	209
2026	114
Thereafter	275
Total future minimum rental commitments	1,952
Less - amounts representing interest	(216)
Total operating lease liabilities	$1,736

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2022 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$8,250
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,944
Mortgage-backed securities - residential	26
Total securities available for sale	$12,220
Derivative assets	$2,834

Financial Liabilities:
Derivative liabilities	$2,834

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2022 or December 31, 2021. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2022 and December 31, 2021.

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021.

There were no write-downs of impaired collateral dependent loans during the three months ended June 30, 2022 or 2021.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2022 or December 31, 2021. During the second quarter 2022, we exited the saleable-to-investors mortgage business in favor of portfolio lending with servicing retained.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of June 30, 2022 and December 31, 2021, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Aggregate fair value	$-	$27,988
Contractual balance	-	27,632
Gain (loss)	$-	$356

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2022 and 2021 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Interest income	$-	$2,119	$172	$4,339
Interest expense	-	-	-	-
Change in fair value	92	(1,012)	(356)	(5,925)
Total change in fair value	$92	$1,107	$(184)	$(1,586)

The carrying amounts and estimated fair values of financial instruments at June 30, 2022 were as follows:

	Fair Value Measurements at June 30, 2022 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$154,850	$154,850	$-	$-	$154,850
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	12,220	-	12,220	-	12,220
Equity Securities	5,000	-	5,000	-	5,000
Loans and leases, net	1,378,227	-	-	1,354,706	1,354,706
FHLB and FRB stock	7,332	n/a	n/a	n/a	n/a
Accrued interest receivable	4,991	12	181	4,798	4,991
Derivative assets	2,834	-	2,834	-	2,834

Financial liabilities
Deposits	$(1,377,489)	$(747,367)	$(620,566)	$-	$(1,367,933)
FHLB advances and other borrowings	(75,594)	-	(73,724)	-	(73,724)
Advances by borrowers for taxes and insurance	(1,879)	-	-	(1,879)	(1,879)
Subordinated debentures	(14,903)	-	(13,648)	-	(13,648)
Accrued interest payable	(281)	-	(281)	-	(281)
Derivative liabilities	(2,834)	-	(2,834)	-	(2,834)

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

Loans and Leases

Fair values of loans and leases as of June 30, 2022, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 3.85% at June 30, 2022 and 3.07% at December 31, 2021.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At June 30, 2022, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,748.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2022	December 31, 2021
		(unaudited)
FHLB fixed rate advances:
Maturities:
2022		$-	$10,000
2023	0.92%	3,500	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
Thereafter	1.69%	17,000	17,000
Total FHLB fixed rate advances		55,000	65,000

Fixed rate other debt:
FRB PPPLF advances		-	450

Variable rate other debt:
Holding Company credit facility	3.85%	20,594	24,277
Total		$75,594	$89,727

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At June 30, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $20,594 on the facility.

At June 30, 2022, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at June 30, 2022 and December 31, 2021. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at June 30, 2022 and December 31, 2021.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had no outstanding balance at June 30, 2022 and December 31, 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At June 30, 2022 and December 31, 2021, the principal balance of PPPLF advances outstanding was $0 and $450, respectively. At December 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.2 years.

There were no outstanding borrowings with the FRB at June 30, 2022. Other than the PPPLF borrowing, there were no outstanding borrowings with the FRB at December 31, 2021.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $222 and $402, respectively, for the three and six months ended June 30, 2022 and $195 and $356, respectively, for the three and six months ended June 30, 2021. The total income tax effect was $47 and $84, respectively, for the three and six months ended June 30, 2022 and $41 and $75, respectively, for the three months ended June 30, 2021.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 119,273 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at June 30, 2022.

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

There were no options granted during the six months ended June 30, 2022 and June 30, 2021. There were 18,180 options exercised during the six months ended June 30, 2022 and 14,544 options exercised during the six months ended June 30, 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plans for the six months ended June 30, 2022 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	63,992	$7.43
Exercised	(18,180)	7.27
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	45,812	$7.50	1.0	$619

Exercisable at end of period	45,812	$7.50	1.0	$619

During the six months ended June 30, 2022, there were no stock options canceled, forfeited or expired. Stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired during the six months ended June 30, 2021. As of June 30, 2022, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 65,648 shares of restricted stock granted under the Plan during the six months ended June 30, 2022. There were 68,460 shares of restricted stock granted during the six months ended June 30, 2021.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2022 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	89,895	$16.32
Granted	65,648	21.12
Vested	(25,312)	17.04
Forfeited	(2,266)	20.64
Nonvested at June 30, 2022	127,965	$18.56

As of June 30, 2022 and 2021, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,979 and $1,470, respectively.

There were 2,266 shares of restricted stock forfeited during the six month period ended June 30, 2022, and 949 shares of restricted stock forfeited during the six months ended June 30, 2021. There were 25,312 shares of restricted stock that vested during the six months ended June 30, 2022, and 5,884 shares of restricted stock that vested during the six months ended June 30, 2021.

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

The following tables present actual and required capital ratios as of June 30, 2022 and December 31, 2021 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022 (unaudited)
Total Capital to risk weighted assets	$176,527	13.33%	$139,008	10.50%	$132,388	10.00%
Tier 1 (Core) Capital to risk weighted assets	160,618	12.13%	112,530	8.50%	105,911	8.00%
Common equity tier 1 capital to risk-weighted assets	160,618	12.13%	92,672	7.00%	86,052	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	160,618	10.09%	63,663	4.00%	79,578	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital to risk weighted assets	$170,392	14.02%	$127,588	10.50%	$121,512	10.00%
Tier 1 (Core) Capital to risk weighted assets	155,195	12.77%	103,286	8.50%	97,210	8.00%
Common equity tier 1 capital to risk-weighted assets	155,195	12.77%	85,059	7.00%	78,983	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	155,195	11.29%	54,984	4.00%	68,730	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $36,895 at June 30, 2022 and $44,887 at December 31, 2021.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At June 30, 2022, CFBank had $2,730 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of June 30, 2022, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Notional amount	$36,895	$44,887
Weighted average pay rate on interest-rate swaps	4.21%	4.21%
Weighted average receive rate on interest-rate swaps	4.02%	3.00%
Weighted average maturity (years)	6.6	6.9
Fair value of derivative asset	$2,834	$538
Fair value of yield derivative liability	(2,834)	(538)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the six months ended June 30, 2022 or 2021.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. During the second quarter of 2022, we exited the saleable-to-investors mortgage business in favor of portfolio lending with servicing retained. The Company had no interest lock commitments related to residential mortgage loans at June 30, 2022 and approximately $50,312 of interest rate lock commitments related to residential mortgage loans at December 31, 2021, respectively. The fair value was reflected by a derivative asset of $555 at December 31, 2021, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities included two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments were loans in our pipeline that had an interest rate locked with the customer. The commitments were generally for periods of 30-60 days and were at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedged our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had $0 and approximately $53,250 of TBA mortgage-backed securities at June 30, 2022 and December 31, 2021, respectively. The fair value of the TBA mortgage-backed securities at December 31, 2021 was ($73) and is included in other liabilities in the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	June 30, 2022		December 31, 2021
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$-	$-	$50,312	$555
TBA mortgage-back securities	-	-	53,250	(73)

The following table represents the notional amount of loans sold during the three and six months ended June 30, 2022 and 2021 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021
Notional amount of loans sold	$9,368	$972,250	$94,548	$1,729,136

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table represents the revenue recognized on mortgage activities for the three and six months ended June 30, 2022 and 2021 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain (loss) on loans sold	(103)	2,289	(42)	14,205
Gain (loss) from change in fair value of loans held-for-sale	92	1,012	(356)	(5,925)
Gain (loss) from change in fair value of derivatives	132	(4,045)	1,076	(2,664)
	$121	$(744)	$678	$5,616

NOTE 12 – INCOME TAXES

At June 30, 2022, the Company had a deferred tax asset recorded in the amount of approximately $4,381. At December 31, 2021, the Company had a deferred tax asset recorded of approximately $4,044. At June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2018.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2022 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At June 30, 2022, the Company had net operating loss carryforwards of $22,253, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 19.6% and 19.1%, respectively, for the three and six months ended June 30, 2022 and 19.3% and 18.8%, respectively, for the three and six months ended June 30, 2021, which management believes were reasonable estimates for the effective tax rates for such periods.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.1%	0.1%	(0.4%)	(0.4%)
Tax exempt earnings on bank owned life insurance	(0.5%)	(0.7%)	(0.5%)	(0.4%)
Gain on redemption of life insurance policies	-	-	-	(0.7%)
Dividends on equity securities	(0.2%)	(0.3%)	(0.2%)	(0.2%)
Low income housing credits	(0.8%)	(0.9%)	(0.8%)	(0.6%)
Other, net	-	0.1%	-	0.1%
Effective tax rate	19.6%	19.3%	19.1%	18.8%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(1,220)	$67	$(170)	$96
Other comprehensive loss before reclassifications (2)	(217)	(17)	(1,267)	(46)
Net current-period other comprehensive loss	(217)	(17)	(1,267)	(46)
Accumulated other comprehensive income (loss), end of period	$(1,437)	$50	$(1,437)	$50

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three months ended June 30, 2022 and 2021.

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

Effective as of the close of business on May 28, 2020, all outstanding shares of the Company’s Series C Preferred Stock were converted into shares of a newly-authorized class of Non-Voting Common Stock of the Company following approval of an amendment to the Company’s Certificate of Incorporation, as amended, by the stockholders of the Company. As of June 30, 2022, there were no shares of Series C Preferred Stock outstanding and an aggregate of 1,260,700 shares of Non-Voting Common Stock outstanding.

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

On July 16, 2021, CFBank completed its sale of the Branches to Consumers. Pursuant to the terms of the P&A Agreement, Consumers assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches.

During the third quarter of 2021, the Company recognized a combined gain on sale of deposits of $1.9 million related to the sale of the Branches.

NOTE 16 – SUBSEQUENT EVENT

On July 5, 2022, the Company’s Board of Directors declared a Cash Dividend of $0.05 per share payable on July 26, 2022 to shareholders of record as of the close of business on July 15, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2021, as supplemented by “Item 1A. Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail, and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank is differentiated by our penchant for individualized service coupled with direct customer access to decision-makers, and ease of doing business. CFBank matches the sophistication of much larger banks, without the bureaucracy.

Most of our deposits and loans come from our market areas. Our principal market area for loans and deposits includes the following counties: Franklin County, Ohio through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Hamilton County, Ohio through our offices in Glendale and Blue Ash, Ohio; Cuyahoga County, Ohio, through our office in Woodmere, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the FRB’s Paycheck Protection

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. CFBank’s loans outstanding through the PPP totaled $50,000 at June 30, 2022 and $450,000 at December 31, 2021. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. Since the pandemic started, CFBank has granted payment deferrals on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At June 30, 2022, there were no remaining loans on payment deferrals.

Repositioning of Residential Mortgage Business Model. In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company strategically scaled down and repositioned its Residential Mortgage Business and has exited the saleable-to-investors mortgage business in favor of portfolio lending with servicing retained. Our intention to portfolio all of our residential mortgage originations remains in place today. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

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

Financial Condition

General. Assets totaled $1.6 billion at June 30, 2022 and increased $123.9 million, or 8.3%, from $1.5 billion at December 31, 2021. The increase was primarily due to a $164.1 million increase in net loan balances, partially offset by a $28.0 million decrease in loans held for sale and a $11.7 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $154.9 million at June 30, 2022, and decreased $11.7 million, or 7.1%, from $166.6 million at December 31, 2021. The decrease in cash and cash equivalents was primarily attributed to increases in net loan balances, partially offset by an increase in net deposit balances, securities maturities and a decrease in loans held for sale.

Securities. Securities available for sale totaled $12.2 million at June 30, 2022, and decreased $4.1 million, or 25.3%, compared to $16.3 million at December 31, 2021. The decrease was due to principal maturities.

Loans held for sale. Loans held for sale totaled $0 at June 30, 2022 and decreased $28.0 million, or 100.0%, from $28.0 million at December 31, 2021. The decrease is the result of the Company’s decision to exit the saleable-to-investors mortgage business in favor of portfolio lending with servicing retained.

Loans and Leases. Net loans and leases totaled $1.4 billion at June 30, 2022, and increased $164.1 million, or 13.5%, from $1.2 billion at December 31, 2021. The increase in net loans was primarily due to a $63.0 million increase in commercial loan balances, a $61.2 million increase in single-family residential loan balances, a $40.5 million increase in construction loan balances, a $2.8 million increase in home equity lines of credit, and a $1.2 million increase in multi-family loan balances, partially offset by and $4.7 decrease in commercial real estate loan balances. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

Allowance for loan and lease losses (ALLL). The allowance for loan and lease losses totaled $15.5 million at June 30, 2022, and increased $24,000, or 0.2%, from $15.5 million at December 31, 2021. The increase in the ALLL is due to net recoveries during the six months ended June 30, 2022. The ratio of the ALLL to total loans was 1.11% at June 30, 2022, compared to 1.26% at December 31, 2021.

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

Individually evaluated impaired loans totaled $216,000 at June 30, 2022, and decreased $2.8 million, or 92.7%, from $3.0 million at December 31, 2021. The decrease was primarily due to the payoffs of three impaired loans during the six months ended June 30, 2022. The amount of the ALLL specifically allocated to individually impaired loans totaled $185 at June 30, 2022 and $20,000 at December 31, 2021.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $921,000 at June 30, 2022, and decreased $76,000 from $997,000 at December 31, 2021. The decrease was primarily due to one consumer loan paying off in the second quarter of 2022 and principal payments. The ratio of nonperforming loans to total loans was 0.07% at June 30, 2022 compared to 0.08% at December 31, 2021.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $118,000 at June 30, 2022 and $147,000 at December 31, 2021.

Nonaccrual loans at June 30, 2022 and December 31, 2021 do not include $98,000 and $2.8 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $2.9 million, or 47.7%, during the six months ended June 30, 2022. Loans designated as special mention decreased $121,000, or 5.0%, and totaled $2.3 million at June 30, 2022. Loans classified as substandard decreased $2.8 million, or 77.6%, and totaled $803,000 at June 30, 2022, compared to $3.6 million at December 31, 2021. Loans designated as doubtful decreased $29,000, or 19.7%, and totaled $118,000 at June 30, 2022, compared to $147,000 at December 31, 2021. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $2.8 million and totaled $716,000 at June 30, 2022, compared to $3.6 million at December 31, 2021. Past due loans totaled 0.1% of the loan portfolio at June 30, 2022, compared to 0.3% at December 31, 2021. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $127.7 million, or 31.9%, of CFBank’s commercial portfolio at June 30, 2022, compared to $120.1 million, or 35.6%, at December 31, 2021. Interest only home equity lines of credit totaled $26.4 million, or 97.9%, of the total home equity lines of credit at June 30, 2022 compared to $23.9 million, or 98.7%, at December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2022; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at June 30, 2022 or December 31, 2021. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.4 billion at June 30, 2022, an increase of $131.1 million, or 10.5%, when compared to $1.2 billion at December 31, 2021. The increase when compared to December 31, 2021 is primarily due to a $138.2 million increase in money market account balances, and a $45.6 million increase in certificate of deposit account balances, partially offset by a $51.9 million decrease in checking account balances. Noninterest-bearing deposit accounts decreased $40.4 million from $284.9 million at December 31, 2021.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $259.3 million at June 30, 2022, and decreased $18.8 million, or 6.8%, from $278.1 million at December 31, 2021. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $162.0 million at June 30, 2022 and increased $103.6 million, or 177.6%, from $58.4 million at December 31, 2021.

FHLB advances and other debt. FHLB advances and other debt totaled $75.6 million at June 30, 2022 and decreased $14.1 million, or 15.8%, compared to $89.7 million at December 31, 2021. The decrease was due to net reductions of $3.7 million on the Holding Company’s line of credit and repayments of $10.0 million in FHLB advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of June 30, 2022, the Company had an outstanding balance of $20.6 million on the facility.

At June 30, 2022, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at June 30, 2022 or December 31, 2021.

CFBank participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. At June 30, 2022, there was no outstanding balance on the PPPLF advances and at December 31, 2021, the principal balance of PPPLF advances outstanding was $450,000. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures. Subordinated debentures totaled $14.9 million at June 30, 2022 and $14.9 million at December 31, 2021. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at June 30, 2022 and December 31, 2021.

Stockholders’ equity. Stockholders’ equity totaled $132.7 million at June 30, 2022, an increase of $7.4 million, or 5.9%, from $125.3 million at December 31, 2021. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by a

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

$1.3 million other comprehensive loss and share repurchases of $588,000. The other comprehensive loss was the result of the mark-to-market adjustment of our investment portfolio.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process. CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income. Management remains focused on growing capital though earnings; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2022 and 2021.

General. Net income for the three months ended June 30, 2022 totaled $4.7 million (or $0.72 per diluted common share) and increased $1.2 million, or 35.5%, compared to net income of $3.5 million (or $0.52 per diluted common share) for the three months ended June 30, 2021. The increase in net income was primarily the result of an increase in net interest income and a decrease in other noninterest expense.

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

Net interest income totaled $11.5 million for the quarter ended June 30, 2022 and increased $505,000, or 4.6%, compared to net interest income of $11.0 million for the quarter ended June 30, 2021. The increase in net interest income was primarily due to a $1.0 million, or 7.6%, increase in interest income, partially offset by a $539,000, or 20.6%, increase in interest expense. The increase in interest income was primarily attributed to a 23bps increase in average yield on interest-earning assets, coupled with a $19.5 million, or 1.3%, increase in average interest-earning assets outstanding. The increase in interest expense was attributed to a 18bps increase in the average cost of funds on interest-bearing liabilities, partially offset by a $9.1 million, or 0.8%, decrease in average interest-bearing liabilities. The net interest margin of 3.04% for the quarter ended June 30, 2022 increased 9bps compared to the net interest margin of 2.95% for the second quarter of 2021.

Interest income totaled $14.7 million for the quarter ended June 30, 2022, and increased $1.0 million, or 7.6%, compared to $13.7 million for the quarter ended June 30, 2021. The increase in interest income was primarily attributed to a 34bps increase in the average yield on loans and leases and loans held for sale, partially offset by a $51.5 million, or 3.7% decrease in average loans and leases outstanding and loans held for sale.

Interest expense totaled $3.2 million for the quarter ended June 30, 2022, and increased $539,000, or 20.6%, compared to $2.6 million for the quarter ended June 30, 2021. The increase in interest expense was primarily attributed to an 18bps increase in the average rate of interest-bearing liabilities, partially offset by a $9.1 million, or 0.8%, decrease in average interest-bearing liabilities.

Provision for loan and lease losses. There was no provision for loan and lease losses expense for the quarter ended June 30, 2022 and a negative provision expense of $1.6 million for the quarter ended June 30, 2021,which is due to continued strong credit quality. Net recoveries for the quarter ended June 30, 2022 totaled $12,000, compared to net recoveries of $9,000 for the quarter ended June 30, 2021.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2022 and 2021.

	For the three months ended June 30,
	2022	2021
(unaudited)	(Dollars in thousands)
Single-family residential real estate	(9)	(4)
Home equity lines of credit	(3)	(5)
Total	$(12)	$(9)

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income for the quarter ended June 30, 2022 totaled $808,000 and decreased $143,000, or 15.0%, compared to $951,000 for the quarter ended June 30, 2021. The decrease was primarily due to a $1.0 million decrease in net gain on sales of SBA loans, partially offset by an $865,000 increase in net gain on sales of residential mortgage loans. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision to scale down and exit the saleable-to-investor mortgage business in favor of portfolio lending with servicing retained.

Noninterest expense. Noninterest expense for the quarter ended June 30, 2022 totaled $6.5 million and decreased $2.8 million, or 30.2%, compared to $9.3 million for the quarter ended June 30, 2021. The decrease in noninterest expense was primarily due to a $1.1 million decrease in advertising and marketing expense, a $973,000 decrease in salaries and employee benefits, and a $736,000 decrease in professional fee expense. The decreases in advertising and marketing expense, salaries and employee benefits expense, and professional fees were primarily the result of our scale down and exit of the saleable-to-investor mortgage business in favor of portfolio lending with servicing retained as previously discussed.

During the 3rd quarter of 2022, we will be converting our core processing platform. We estimate these one-time conversion costs will impact the 3rd quarter by approximately $450,000 and the 4th quarter by approximately $50,000.

Income tax expense. Income tax expense was $1.2 million for the quarter ended June 30, 2022, an increase of $320,000 compared to $835,000 for the quarter ended June 30, 2021. The effective tax rate for the quarter ended June 30, 2022 was approximately 19.6%, as compared to approximately 19.3% for the quarter ended June 30, 2021.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2022 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2022 and 2021.

General. Net income for the six months ended June 30, 2022 totaled $9.2 million (or $1.41 per diluted common share) and decreased $666,000, or 6.7%, compared to net income of $9.9 million (or $1.48 per diluted common share) for the six months ended June 30, 2021. The decrease in net income was primarily the result of decreased volumes on Direct to Consumer (DTC) residential mortgage loans, partially offset by an increase in net interest income and a decrease in other noninterest expense.

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

Net interest income totaled $22.3 million for the six months ended June 30, 2022 and increased $1.6 million, or 8.1%, compared to net interest income of $20.7 million for the six months ended June 30, 2021. The increase in net interest income was primarily due to a $1.4 million, or 5.1%, increase in interest income and a $323,000, or 5.5%, decrease in interest expense. The increase in interest income was primarily attributed to a 22bps increase in average yield on interest-earning assets, partially offset by a $14.7 million, or 1.0%, decrease in average interest-earning assets outstanding. The decrease in interest expense was attributed to a $61.4 million, or 5.2%, decrease in average interest-bearing liabilities. The net interest margin of 3.08% for the six months ended June 30, 2022 increased 25bps compared to the net interest margin of 2.83% for the six months ended June 30, 2021.

Interest income totaled $27.9 million for the six months ended June 30, 2022, and increased $1.4 million, or 5.1%, compared to $26.5 million for the six months ended June 30, 2021. The increase in interest income was primarily attributed to a 26bps increase in the average yield on loans and leases and loans held for sale, partially offset by a $44.8 million, or 3.3%, decrease in average loans and leases outstanding and loans held for sale.

Interest expense totaled $5.5 million for the six months ended June 30, 2022, and decreased $323,000, or 5.5%, compared to $5.9 million for the six months ended June 30, 2021. The decrease in interest expense was primarily attributed to a 8bps decrease in the average rate of interest-bearing deposits, coupled with a $5.7 million, or 0.6%, decrease in average interest-bearing deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Provision for loan and lease losses. There was no provision for loan and lease losses expense for the six months ended June 30, 2022 compared to negative provision expense of $1.6 million for the six months ended June 30, 2021, which is due to continued strong credit quality. Net recoveries for the six months ended June 30, 2022 totaled $24,000, compared to net recoveries of $73,000 for the six months ended June 30, 2021.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30,
	2022	2021
(unaudited)	(Dollars in thousands)
Commercial	$-	$(56)
Single-family residential real estate	(17)	(7)
Home equity lines of credit	(7)	(10)
Total	$(24)	$(73)

Noninterest income. Noninterest income for the six months ended June 30, 2022 totaled $1.9 million and decreased $6.3 million, or 77.3%, compared to $8.2 million for the six months ended June 30, 2021. The decrease was primarily due to a $4.9 million decrease in net gain on sale of residential mortgage loans and a $1.0 million decrease in gain on sales of SBA loans. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision to scale down and exit the saleable-to-investor mortgage business in favor of portfolio lending with servicing retained.

Noninterest expense. Noninterest expense for the six months ended June 30, 2022 totaled $12.7 million and decreased $5.5 million, or 30.1%, compared to $18.2 million for the six months ended June 30, 2021. The decrease in noninterest expense was primarily due to a $2.3 million decrease in advertising and marketing expense, a $2.0 million decrease in salaries and employee benefits, and a $1.3 million decrease in professional fee expense. The decreases in advertising and marketing expense, salaries and employee benefits expense, and professional fee expense were primarily the result of the Company’s decision to scale down and exit the saleable-to-investor mortgage business in favor of portfolio lending with servicing retained as previously discussed.

During the 3rd quarter of 2022, we will be converting our core processing platform. We estimate these one-time conversion costs will impact the 3rd quarter by approximately $450,000 and the 4th quarter by approximately $50,000.

Income tax expense. Income tax expense was $2.2 million for the six months ended June 30, 2022, a decrease of $112,000 compared to $2.3 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was approximately 19.1%, as compared to approximately 18.8% for the six months ended June 30, 2021.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2022 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended June 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,744	$221	4.58%	$18,310	$166	3.64%
Loans and leases and loans held for sale (3)	1,327,636	14,042	4.23%	1,379,104	13,414	3.89%
Other earning assets	162,912	364	0.89%	92,589	24	0.10%
FHLB and FRB stock	7,329	78	4.26%	6,164	57	3.70%
Total interest-earning assets	1,515,621	14,705	3.88%	1,496,167	13,661	3.65%
Noninterest-earning assets	81,305			80,786
Total assets	$1,596,926			$1,576,953

Interest-bearing liabilities:
Deposits	$1,108,079	2,501	0.90%	$1,084,719	2,108	0.78%
FHLB advances and other borrowings	92,612	659	2.85%	125,046	513	1.64%
Total interest-bearing liabilities	1,200,691	3,160	1.05%	1,209,765	2,621	0.87%

Noninterest-bearing liabilities	266,812			251,071
Total liabilities	1,467,503			1,460,836

Equity	129,423			116,117
Total liabilities and equity	$1,596,926			$1,576,953

Net interest-earning assets	$314,930			$286,402
Net interest income/interest rate spread		$11,545	2.83%		$11,040	2.78%
Net interest margin			3.04%			2.95%
Average interest-earning assets
to average interest-bearing liabilities	126.23%			123.67%

(1)Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$19,026	$445	4.47%	$16,582	$299	3.63%
Loans and leases (3)	1,294,844	26,870	4.15%	1,339,606	26,055	3.89%
Other earning assets	125,958	402	0.64%	99,622	52	0.10%
FHLB and FRB stock	7,324	140	3.82%	6,069	112	3.69%
Total interest-earning assets	1,447,152	27,857	3.85%	1,461,879	26,518	3.63%
Noninterest-earning assets	79,313			80,279
Total assets	$1,526,465			$1,542,158

Interest-bearing liabilities:
Deposits	$1,032,324	4,185	0.81%	$1,038,022	4,605	0.89%
FHLB advances and other borrowings	97,736	1,353	2.77%	153,458	1,256	1.64%
Total interest-bearing liabilities	1,130,060	5,538	0.98%	1,191,480	5,861	0.98%

Noninterest-bearing liabilities	268,594			236,130
Total liabilities	1,398,654			1,427,610

Equity	127,811			114,548
Total liabilities and equity	$1,526,465			$1,542,158

Net interest-earning assets	$317,092			$270,399
Net interest income/interest rate spread		$22,319	2.87%		$20,657	2.65%
Net interest margin			3.08%			2.83%
Average interest-earning assets
to average interest-bearing liabilities	128.06%			122.69%

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

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2021			June 30, 2021
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$86	$(31)	$55	$89	$57	$146
Loans and leases	3,246	(2,618)	628	2,866	(2,051)	815
Other earning assets	309	31	340	333	17	350
FHLB and FRB Stock	9	12	21	4	24	28
Total interest-earning assets	3,650	(2,606)	1,044	3,292	(1,953)	1,339

Interest-bearing liabilities:
Deposits	347	46	393	(395)	(25)	(420)
FHLB advances and other borrowings	895	(749)	146	1,260	(1,163)	97
Total interest-bearing liabilities	1,242	(703)	539	865	(1,188)	(323)

Net change in net interest income	$2,408	$(1,903)	$505	$2,427	$(765)	$1,662

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$159,268	$168,953
Additional borrowing capacity at the FHLB	153,540	113,077
Additional borrowing capacity at the FRB	96,144	72,195
Unused commercial bank lines of credit	65,000	65,000
Total	$473,952	$419,225

Cash, unpledged securities and deposits in other financial institutions decreased $9.7 million, or 5.7%, to $159.3 million at June 30, 2022, compared to $169.0 million at December 31, 2021. The decrease is primarily attributed to an increase in loans and leases, partially offset by an increase in deposits and a decrease in loans held for sale.

CFBank’s additional borrowing capacity with the FHLB increased $40.4 million, or 35.8%, to $153.5 million at June 30, 2022, compared to $113.1 million at December 31, 2021. The increase is primarily attributed to an increase in pledged collateral.

CFBank’s additional borrowing capacity at the FRB increased $23.9 million, or 33.2%, to $96.1 million at June 30, 2022 from $72.2 million at December 31, 2021. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at June 30, 2022 and at December 31, 2021.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at June 30, 2022 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $190,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.85% at June 30, 2022.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At June 30, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $20.6 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2022, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2022.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 16, 2022, the FOMC of the Federal Reserve raised the target range for the federal funds rate to 0.25% to 0.50%, which represented the first increase to the target federal funds rate since 2018. The FOMC has subsequently raised the target range for the federal funds rate by an additional 0.50% (to 0.75% to 1.00%) on May 4, 2022, by an additional 0.75% (to 1.50% to 1.75%) on June 15, 2022 and by an additional 0.75% (to 2.25% to 2.75%) on July 27, 2022, and has signaled that additional rate increases are likely before the end of 2022. The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify.

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

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2022.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1, 2022 through April 30, 2022	9,451	21.60	9,451	181,223
May 1, 2022 through May 31, 2022	2,429	21.75	2,429	178,494
June 1, 2022 through June 30, 2022	-	-	-	-
Total	11,880	$21.64	11,880

(1)On January 28, 2021, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 250,000 of the Company’s outstanding common stock on or before February 27, 2022. On October 5, 2021, the Company announced that its Board of Directors approved an increase in the maximum number of shares that the Company was authorized to repurchase under the program to 350,000 and further extended the stock repurchase program through June 30, 2022.

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

CF BANKSHARES INC.

Dated: August 9, 2022	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 9, 2022	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer