Form 10-Q
period 2022-09-30
CF BANKSHARES INC.
filed 2022-11-09
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes [  ]    No [X]

As of November 1, 2022, there were 5,225,292 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$198,066	$166,591
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	11,436	16,347
Equity securities	5,000	5,000
Loans held for sale, at fair value	-	27,988
Loans and leases, net of allowance of $15,687 and $15,508	1,473,883	1,214,149
FHLB and FRB stock	7,633	7,315
Premises and equipment, net	3,792	5,869
Other assets held for sale	1,930	-
Operating lease right-of-use assets	1,499	1,925
Bank owned life insurance	26,189	25,743
Accrued interest receivable and other assets	34,514	24,562
Total assets	$1,764,042	$1,495,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$270,945	$284,935
Interest bearing	1,219,038	961,417
Total deposits	1,489,983	1,246,352
FHLB advances and other debt	102,803	89,727
Advances by borrowers for taxes and insurance	2,573	2,752
Operating lease liabilities	1,588	2,032
Accrued interest payable and other liabilities	17,311	14,513
Subordinated debentures	14,912	14,883
Total liabilities	1,629,170	1,370,259

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,567,377 at September 30, 2022 and 5,485,980 at December 31, 2021	56	55
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at September 30, 2022 and 1,260,700 at December 31, 2021	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at September 30, 2022 and 0 shares issued at December 31, 2021	-	-
Additional paid-in capital	89,307	88,528
Retained earnings	56,742	44,084
Accumulated other comprehensive loss	(1,654)	(170)
Treasury stock, at cost; 360,799 shares of voting common stock at September 30, 2022 and 246,432 shares of voting common stock at December 31, 2021	(9,592)	(7,180)
Total stockholders' equity	134,872	125,330
Total liabilities and stockholders' equity	$1,764,042	$1,495,589

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans and leases, including fees	$16,876	$12,397	$43,746	$38,452
Securities	219	230	664	529
FHLB and FRB stock dividends	98	55	238	167
Federal funds sold and other	813	21	1,215	73
	18,006	12,703	45,863	39,221
Interest expense
Deposits	3,992	1,777	8,177	6,382
FHLB advances and other debt	446	289	1,340	1,096
Subordinated debentures	252	224	711	673
	4,690	2,290	10,228	8,151
Net interest income	13,316	10,413	35,635	31,070
Provision for loan and lease losses	150	-	150	(1,600)
Net interest income after provision for loan and lease losses	13,166	10,413	35,485	32,670

Noninterest income
Service charges on deposit accounts	268	213	823	612
Net gains (losses) on sales of residential mortgage loans	-	(268)	678	5,348
Net gains (losses) on sales of commercial loans	134	(1)	277	1,158
Swap fee income	24	-	42	182
Gain on redemption of life insurance policies	-	-	-	383
Earnings on bank owned life insurance	151	142	446	370
Gain on sale of deposits	-	1,893	-	1,893
Other	128	98	293	312
	705	2,077	2,559	10,258
Noninterest expense
Salaries and employee benefits	4,112	4,250	11,311	13,410
Occupancy and equipment	324	254	955	835
Data processing	1,126	520	2,175	1,580
Franchise and other taxes	178	241	839	723
Professional fees	896	959	2,148	3,555
Director fees	171	156	465	466
Postage, printing and supplies	45	34	126	120
Advertising and marketing	108	45	287	2,572
Telephone	66	65	180	191
Loan expenses	296	99	502	187
Depreciation	134	108	375	311
FDIC premiums	312	476	690	1,095
Regulatory assessment	70	66	201	196
Other insurance	45	45	135	113
Impairment of property and equipment	570	-	570	-
Other	146	111	389	311
	8,599	7,429	21,348	25,665
Income before incomes taxes	5,272	5,061	16,696	17,263
Income tax expense	1,023	985	3,203	3,277
Net income	$4,249	$4,076	$13,493	$13,986

Earnings per common share:
Basic	$0.66	$0.63	$2.11	$2.14
Diluted	$0.65	$0.61	$2.06	$2.10

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$4,249	$4,076	$13,493	$13,986
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($57) and ($3), and ($394) and ($15)	(217)	(13)	(1,484)	(59)
Other comprehensive loss, net of tax	(217)	(13)	(1,484)	(59)
Comprehensive income	$4,032	$4,063	$12,009	$13,927

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at July 1, 2022	$56	$13	$89,061	$52,814	$(1,437)	$(7,816)	$132,691
Net income				4,249			4,249
Other comprehensive loss					(217)		(217)
Issuance of 4,000 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			246				246
Acquisition of 1,244 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(25)	(25)
Purchase of 83,333 treasury shares						(1,751)	(1,751)
Cash dividends declared on common stock ($0.05 per share)				(321)			(321)
Balance at September 30, 2022	$56	$13	$89,307	$56,742	$(1,654)	$(9,592)	$134,872

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330
Net income				13,493			13,493
Other comprehensive loss					(1,484)		(1,484)
Issuance of 69,648 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			648				648
Stock options exercised			132				132
Acquisition of 3,424 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(73)	(73)
Purchase of 110,988 treasury shares						(2,339)	(2,339)
Cash dividends declared on common stock ($0.13 per share)				(835)			(835)
Balance at September 30, 2022	$56	$13	$89,307	$56,742	$(1,654)	$(9,592)	$134,872

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at July 1, 2021	$54	$13	$88,099	$35,997	$50	$(4,354)	$119,859
Net income				4,076			4,076
Other comprehensive loss					(13)		(13)
Issuance of 1,500 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			171				171
Acquisition of 1,092 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(20)	(20)
Purchase of 36,691 treasury shares						(708)	(708)
Cash dividends declared on common stock ($0.03 per share)				(196)			(196)
Balance at September 30, 2021	$54	$13	$88,270	$39,877	$37	$(5,082)	$123,169

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Nine Months ended September 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2021	$54	$13	$87,637	$26,479	$96	$(4,069)	$110,210
Net income				13,986			13,986
Other comprehensive loss					(59)		(59)
Issuance of 69,960 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			527				527
Stock options exercised			106				106
Acquisition of 2,261 treasury shares surrendered upon vesting of restricted stock for payment of taxes			-			(43)	(43)
Purchase of 50,292 treasury shares		-	-			(970)	(970)
Cash dividends declared on common stock ($0.09 per share)		-	-	(588)			(588)
Balance at September 30, 2021	$54	$13	$88,270	$39,877	$37	$(5,082)	$123,169

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Net Income	$13,493	$13,986
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	150	(1,600)
Depreciation	375	311
Amortization, net	(674)	(2,047)
Deferred income tax (benefit)	57	307
Originations of loans held for sale	(94,548)	(2,228,104)
Proceeds from sale of loans held for sale	121,540	2,422,060
Net gains on sales of residential mortgage loans	(678)	(5,348)
Net gains on sales of commercial loans	(277)	(1,158)
Gain on sale of deposits	-	(1,893)
Impairment property and equipment	570	-
Loss on disposal of premises and equipment	-	17
Earnings on bank owned life insurance	(446)	(370)
Gain on redemption of life insurance policies	-	(383)
Stock-based compensation expense	648	527
Net change in:
Accrued interest receivable and other assets	(6,915)	16,853
Operating lease right-of-use asset	426	337
Operating lease right-of-use liability	(444)	(366)
Accrued interest payable and other liabilities	(299)	(14,268)
Net cash from operating activities	32,978	198,861
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	3,013	4,522
Purchases	-	(13,070)
Purchase of bank owned life insurance	-	(8,000)
Loan and lease originations and payments, net	(263,938)	(218,170)
Purchase of loans and leases	(3,698)	(18,677)
Proceeds from the sale of loans	10,451	29,972
Additions to premises and equipment	(798)	(913)
Purchase of FRB and FHLB stock	(318)	(628)
Purchase of other investments	-	(500)
Return of investment-joint ventures	398	501
Proceeds from the redemption of life insurance policies	-	661
Proceeds from the sale of premises and equipment	-	371
Net cash used by investing activities	(254,890)	(223,931)
Cash flows from financing activities:
Net change in deposits	243,631	148,031
Cash paid for assumption of deposits in branch sale	-	(102,418)
Proceeds from FHLB advances and other debt	33,500	125,769
Repayments on FHLB advances and other debt	(20,450)	(228,964)
Net change in warehouse line of credit	-	(70,013)
Net change in advances by borrowers for taxes and insurance	(179)	727
Cash dividends paid on common stock	(835)	(588)
Proceeds from exercise of stock options	132	106
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(73)	(43)
Purchase of treasury shares	(2,339)	(970)
Net cash from (used by) financing activities	253,387	(128,363)
Net change in cash and cash equivalents	31,475	(153,433)
Beginning cash and cash equivalents	166,591	221,594
Ending cash and cash equivalents	$198,066	$68,161

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$9,818	$8,111
Income tax paid	2,450	3,125

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	1,674	16,611
Transfer of premises and equipment to other assets held for sale	1,930	-
Investment payable on limited partnerships	3,097	7,955
Initial recognition of operating right-of-use lease asset	-	412
Initial recognition of operating right-of-use lease liability	-	412

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2021 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (referred to herein as the “2021 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

All substandard loans within the commercial, multi-family residential, commercial real estate and construction segments are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer, single-family residential real estate loans and commercial leases, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Basic
Net income	$4,249	$4,076	$13,493	$13,986
Earnings allocated to participating securities	-	-	-	-
Net income allocated to common stockholders	$4,249	$4,076	$13,493	$13,986

Weighted average common shares outstanding including unvested share-based payment awards	6,518,633	6,609,962	6,515,929	6,625,699
Less: Unvested share-based payment awards-2019 Plan	(125,102)	(99,458)	(107,587)	(97,573)
Average shares	6,393,531	6,510,504	6,408,342	6,528,126
Basic earnings per common share	$0.66	$0.63	$2.11	$2.14

Diluted
Net earnings allocated to common stockholders	$4,249	$4,076	$13,493	$13,986
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$4,249	$4,076	$13,493	$13,986

Weighted average common shares outstanding for basic earnings per common share	6,393,531	6,510,504	6,408,342	6,528,126
Add: Dilutive effects of assumed exercises of stock options	29,158	47,288	33,762	46,615
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	125,102	99,458	107,587	97,573
Average shares and dilutive potential common shares	6,547,791	6,657,250	6,549,691	6,672,314
Diluted earnings per common share	$0.65	$0.61	$2.06	$2.10

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

Future Accounting Matters:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Once effective, ASU 2016-13 will significantly change current guidance for recognizing impairment of financial instruments. Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

assets with credit deterioration. Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required. ASU 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities. Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses. Thereafter, entities will account for additional impairment of such purchased assets using the models listed above. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures. Management has been running and evaluating various scenarios and does not expect the adoption of ASU 2016-13 to have significant impact on the Company’s consolidated financial statements.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022 (unaudited)
Corporate debt	$9,978	$-	$1,978	$8,000
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,531	-	116	3,415
Mortgage-backed securities - residential	21	-	-	21
Total	$13,530	$-	$2,094	$11,436

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Corporate debt	$9,976	$-	$226	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,551	31	21	6,561
Mortgage-backed securities - residential	35	1	-	36
Total	$16,562	$32	$247	$16,347

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2022 or September 30, 2021.

There were no sales of securities during the three and nine months ended September 30, 2022 and 2021.

The amortized cost and fair value of debt securities at September 30, 2022 and December 31, 2021 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022		December 31, 2021
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,003	$1,976	$3,504	$3,518
Due from one to five years	1,528	1,439	3,047	3,043
Due from five to ten years	9,978	8,000	9,976	9,750
Mortgage-backed securities - residential	21	21	35	36
Total	$13,530	$11,436	$16,562	$16,347

Fair value of securities pledged as collateral was as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Pledged as collateral for:
FHLB advances	$964	$1,016
Public deposits	479	501
Mortgage banking derivatives	-	1,504
Total	$1,443	$3,021

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2022 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$8,000	$1,978	$-	$-	$8,000	$1,978
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,976	27	1,439	89	3,415	116
Mortgage-backed securities - residential (1)	16	-	-	-	16	-
Total temporarily impaired	$9,992	$2,005	$1,439	$89	$11,431	$2,094

(1)Unrealized loss is less than $1 resulting in rounding to zero.

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$9,750	$226	$-	$-	$9,750	$226
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,024	21	-	-	3,024	21
Total temporarily impaired	$12,774	$247	$-	$-	$12,774	$247

The unrealized losses at September 30, 2022 were related to one corporate debt security, multiple U.S. Treasuries and one mortgage-backed security. The unrealized losses at December 31, 2021 were related to one corporate debt security and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2022 and December 31, 2021.

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

	September 30, 2022	December 31, 2021
	(unaudited)
Commercial (1)	$415,153	$336,881
Real estate:
Single-family residential	439,517	346,797
Multi-family residential	97,666	76,785
Commercial	375,833	359,562
Construction	129,936	83,360
Consumer:
Home equity lines of credit	29,576	24,228
Other	1,889	2,044
Subtotal	1,489,570	1,229,657
Less: ALLL	(15,687)	(15,508)
Loans and leases, net	$1,473,883	$1,214,149

(1)Includes $22,571 and $23,157 of commercial leases at September 30, 2022 and December 31, 2021, respectively.

Included in Commercial loans at September 30, 2022 and December 31, 2021, were $50 and $445, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee loans under the PPP to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). At December 31, 2021, the majority of these loans were pledged as collateral for borrowings by the Company under the FRB Paycheck Protection Program Lending Facility (“PPPLF”). At September 30, 2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 8 - FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021 and had no loans outstanding under the program at September 30, 2022 and December 31, 2021.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$4,727	$3,715	$787	$3,984	$1,894	$279	$146	$15,532
Addition to (reduction in) provision for loan losses	-	-	185	-	-	-	(35)	150
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	2	-	-	-	3	-	5
Ending balance	$4,727	$3,717	$972	$3,984	$1,894	$282	$111	$15,687

	Nine months ended September 30, 2022 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508
Addition to (reduction in) provision for loan losses	600	350	145	(1,050)	150	-	(45)	150
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	19	-	-	-	10	-	29
Ending balance	$4,727	$3,717	$972	$3,984	$1,894	$282	$111	$15,687

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,377	$2,431	$777	$6,834	$1,679	$236	$161	$15,495
Addition to (reduction in) provision for loan losses	200	365	150	(550)	(200)	25	10	-
Charge-offs	-	(17)	-	-	-	-	-	(17)
Recoveries	-	4	-	-	-	5	-	9
Ending balance	$3,577	$2,783	$927	$6,284	$1,479	$266	$171	$15,487

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of September 30, 2022 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,727	3,717	972	3,984	1,894	282	111	15,687
Total ending allowance balance	$4,727	$3,717	$972	$3,984	$1,894	$282	$111	$15,687

Loans:
Individually evaluated for impairment	$107	$96	$-	$-	$-	$-	$-	$203
Collectively evaluated for impairment	415,046	439,421	97,666	375,833	129,936	29,576	1,889	1,489,367
Total ending loan balance	$415,153	$439,517	$97,666	$375,833	$129,936	$29,576	$1,889	$1,489,570

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three and nine months ended September 30, 2022. Cash payments of interest on these loans during the three and nine months ended September 30, 2022 totaled $5 and $46, respectively.

				Three months ended		Nine months ended
	As of September 30, 2022			September 30, 2022		September 30, 2022
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	371	107	-	112	-	134	1
Real estate:
Single-family residential (1)	96	96	-	97	1	98	4
Commercial:
Non-owner occupied	-	-	-	-	-	466	17
Total with an allowance recorded	467	203	-	209	1	698	22
Total	$467	$203	$-	$209	$1	$698	$22

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2021. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three and nine months ended September 30, 2021. Cash payments of interest during the three and nine months ended September 30, 2021 totaled $38 and $127, respectively.

				Three months ended		Nine months ended
	As of December 31, 2021			September 30, 2021		September 30, 2021
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	485	221	-	235	2	247	7
Real estate:
Single-family residential (1)	99	99	-	101	2	102	4
Commercial:
Non-owner occupied	2,658	2,658	20	2,682	37	2,695	112
Total with an allowance recorded	3,242	2,978	20	3,018	41	3,044	123
Total	$3,242	$2,978	$20	$3,018	$41	$3,044	$123

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2022	December 31, 2021
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	206	147
Real estate:
Single-family residential	645	656
Consumer:
Home equity lines of credit:
Originated for portfolio	153	153
Purchased for portfolio	-	41
Total nonaccrual	1,004	997
Total nonaccrual and nonperforming loans	$1,004	$997

Nonaccrual loans include both smaller balance single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2022 or December 31, 2021.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2022 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$9	$156	$99	$264	$414,889	$107
Real estate:
Single-family residential	-	-	563	563	438,954	82
Multi-family residential	-	-	-	-	97,666	-
Commercial:
Non-owner occupied	-	-	-	-	182,625	-
Owner occupied	-	-	-	-	160,459	-
Land	-	-	-	-	32,749	-
Construction	-	-	-	-	129,936	-
Consumer:
Home equity lines of credit:
Originated for portfolio	334	-	153	487	29,089	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	-	-	1,889	-
Total	$343	$156	$815	$1,314	$1,488,256	$189

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

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that met the requirements under the CARES Act. The program allowed for deferral of payments for up to 90 days, which we could extend for up to an additional 90 days at our option. The deferred payments and accrued interest during the deferral period were due and payable on or before the maturity of the loans. At September 30, 2022, there were no loans remaining on temporary deferrals under this program.

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

As of September 30, 2022 and December 31, 2021, TDRs totaled $203 and $2,978, respectively. The Company allocated $0 and $20 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2022 and December 31, 2021, respectively. The Company had not committed to lend any additional amounts as of September 30, 2022 or December 31, 2021 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and nine months ended September 30, 2022 and September 30, 2021, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended September 30, 2022 and September 30, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

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

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At September 30, 2022 and at December 31, 2021, nonaccrual TDRs were as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Commercial	$107	$147
Total	$107	$147

Nonaccrual loans at September 30, 2022 and December 31, 2021 do not include $96 and $2,831, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

Loans not meeting the criteria to be classified into one of the above categories are considered to be “not rated” or “pass-rated” loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. Loans listed as pass-rated loans are loans that are subject to internal loan reviews and are determined not to meet the criteria required to be classified as special mention, substandard or doubtful.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of September 30, 2022 and based on the most recent analysis performed follows.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$414,791	$156	$99	$107	$415,153
Real estate:
Single-family residential	438,872	-	-	645	-	439,517
Multi-family residential	-	97,666	-	-	-	97,666
Commercial:
Non-owner occupied	-	182,625	-	-	-	182,625
Owner occupied	-	158,747	1,712	-	-	160,459
Land	-	32,749	-	-	-	32,749
Construction	2,038	127,375	523	-	-	129,936
Consumer:
Home equity lines of credit:
Originated for portfolio	29,423	-	-	153	-	29,576
Purchased for portfolio	-	-	-	-	-	-
Other	1,889	-	-	-	-	1,889
	$472,222	$1,013,953	$2,391	$897	$107	$1,489,570

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2021 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$336,660	$-	$74	$147	$336,881
Real estate:
Single-family residential	346,141	-	-	656	-	346,797
Multi-family residential	-	76,785	-	-	-	76,785
Commercial:
Non-owner occupied	-	182,472	-	2,658	-	185,130
Owner occupied	-	132,470	1,882	-	-	134,352
Land	-	40,080	-	-	-	40,080
Construction	-	82,825	535	-	-	83,360
Consumer:
Home equity lines of credit:
Originated for portfolio	23,911	-	-	153	-	24,064
Purchased for portfolio	123	-	-	41	-	164
Other	2,044	-	-	-	-	2,044
	$372,219	$851,292	$2,417	$3,582	$147	$1,229,657

Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2022	December 31, 2021
	(unaudited)
Total minimum lease payments to be received	$24,548	$25,488
Less: Unearned income	(2,015)	(2,385)
Plus: Indirect initial costs	38	54
Net investment in direct financing leases	$22,571	$23,157

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following summarizes the future minimum lease payments receivable in fiscal year 2022 and in subsequent fiscal years:

2022, excluding the nine months ended September 30, 2022	$1,869
2023	6,809
2024	6,420
2025	5,620
2026	2,928
Thereafter	902
Total future minimum payments	$24,548

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At September 30, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.3 years and the weighted-average discount rate was 5.51%.

The Company’s operating lease costs were $139 and $426 for the three and nine months ended September 30, 2022, respectively, and $122 and $337 for the three and nine months ended September 30, 2021, respectively. The variable lease costs totaled $86 and $233 for the three and nine months ended September 30, 2022, respectively, and $67 and $217 for the three and nine months ended September 30, 2021, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of September 30, 2022 are as follows:

2022, excluding the nine months ended September 30, 2022	$171
2023	553
2024	458
2025	209
2026	114
Thereafter	276
Total future minimum rental commitments	1,781
Less - amounts representing interest	(193)
Total operating lease liabilities	$1,588

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2022 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$8,000
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,415
Mortgage-backed securities - residential	21
Total securities available for sale	$11,436
Derivative assets	$4,316

Financial Liabilities:
Derivative liabilities	$4,316

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2022 or December 31, 2021. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2022 and December 31, 2021.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021.

There were no write-downs of impaired collateral dependent loans during the three or nine months ended September 30, 2022 or 2021.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2022 or December 31, 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of September 30, 2022 and December 31, 2021, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Aggregate fair value	$-	$27,988
Contractual balance	-	27,632
Gain (loss)	$-	$356

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2022 and 2021 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Interest income	$-	$1,008	$165	$5,347
Interest expense	-	-	-	-
Change in fair value	-	(1,916)	(356)	(7,841)
Total change in fair value	$-	$(908)	$(191)	$(2,494)

The carrying amounts and estimated fair values of financial instruments at September 30, 2022 were as follows:

	Fair Value Measurements at September 30, 2022 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$198,066	$198,066	$-	$-	$198,066
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,436	-	11,436	-	11,436
Equity Securities	5,000	-	5,000	-	5,000
Loans and leases, net	1,473,883	-	-	1,431,042	1,431,042
FHLB and FRB stock	7,633	n/a	n/a	n/a	n/a
Accrued interest receivable	7,179	154	223	6,802	7,179
Other assets held for sale	1,930	-	-	1,930	1,930
Derivative assets	4,316	-	4,316	-	4,316

Financial liabilities
Deposits	$(1,489,983)	$(889,986)	$(586,002)	$-	$(1,475,988)
FHLB advances and other borrowings	(102,803)	-	(98,503)	-	(98,503)
Advances by borrowers for taxes and insurance	(2,573)	-	-	(2,573)	(2,573)
Subordinated debentures	(14,912)	-	(13,508)	-	(13,508)
Accrued interest payable	(638)	-	(638)	-	(638)
Derivative liabilities	(4,316)	-	(4,316)	-	(4,316)

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

Loans and Leases

Fair values of loans and leases as of September 30, 2022, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

Other Assets Held for Sale

The carrying amount of other assets held for sale approximates fair value and is classified as Level 3.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 5.10% at September 30, 2022 and 3.07% at December 31, 2021.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At September 30, 2022, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,757.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2022	December 31, 2021
		(unaudited)
FHLB fixed rate advances:
Maturities:
2022		$-	$10,000
2023	0.92%	3,500	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
2028	3.88%	12,500	-
Thereafter	2.64%	29,500	17,000
Total FHLB fixed rate advances		80,000	65,000

Fixed rate other debt:
FRB PPPLF advances		-	450

Variable rate other debt:
Holding Company credit facility	3.85%	22,803	24,277
Total		$102,803	$89,727

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At September 30, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $22,803 on the facility.

At September 30, 2022, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at September 30, 2022 and December 31, 2021. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at September 30, 2022 and December 31, 2021.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had no outstanding balance at September 30, 2022 and December 31, 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At September 30, 2022 and December 31, 2021, the principal balance of PPPLF advances outstanding was $0 and $450, respectively. At December 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.2 years.

There were no outstanding borrowings with the FRB at September 30, 2022. Other than the PPPLF borrowing, there were no outstanding borrowings with the FRB at December 31, 2021.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $246 and $648, respectively, for the three and nine months ended September 30, 2022 and $171 and $527, respectively, for the three and nine months ended September 30, 2021. The total income tax effect was $52 and $136, respectively, for the three and nine months ended September 30, 2022 and $36 and $111, respectively, for the three months ended September 30, 2021.

Both Plans are stockholder-approved plans and authorize stock option grants and restricted stock awards to be made to directors, officers and employees. The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the Company’s 2003 equity compensation plan (the “2003 Plan”) and provided for 36,363 shares, plus any remaining shares available to grant or that were later forfeited or expired under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards. On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727. The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 115,273 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at September 30, 2022.

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

There were no options granted during the nine months ended September 30, 2022 and September 30, 2021. There were 18,180 options exercised during the nine months ended September 30, 2022 and 14,544 options exercised during the nine months ended September 30, 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plans for the nine months ended September 30, 2022 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	63,992	$7.43
Exercised	(18,180)	7.27
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	45,812	$7.50	0.8	$601

Exercisable at end of period	45,812	$7.50	0.8	$601

During the nine months ended September 30, 2022, there were no stock options canceled, forfeited or expired. Stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired during the nine months ended September 30, 2021. As of September 30, 2022, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 69,648 shares of restricted stock granted under the Plan during the nine months ended September 30, 2022. There were 69,960 shares of restricted stock granted during the nine months ended September 30, 2021.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2022 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	89,895	$16.32
Granted	69,648	21.09
Vested	(30,187)	16.01
Forfeited	(6,431)	20.38
Nonvested at September 30, 2022	122,925	$18.89

As of September 30, 2022 and 2021, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,731 and $1,233, respectively.

There were 6,431 shares of restricted stock forfeited during the nine month period ended September 30, 2022, and 7,912 shares of restricted stock forfeited during the nine months ended September 30, 2021. There were 30,187 shares of restricted stock that vested during the nine months ended September 30, 2022, and 11,955 shares of restricted stock that vested during the nine months ended September 30, 2021.

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

The following tables present actual and required capital ratios as of September 30, 2022 and December 31, 2021 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022 (unaudited)
Total Capital to risk weighted assets	$181,560	12.78%	$149,183	10.50%	$142,079	10.00%
Tier 1 (Core) Capital to risk weighted assets	165,484	11.65%	120,767	8.50%	113,663	8.00%
Common equity tier 1 capital to risk-weighted assets	165,484	11.65%	99,455	7.00%	92,351	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	165,484	10.00%	66,163	4.00%	82,704	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital to risk weighted assets	$170,392	14.02%	$127,588	10.50%	$121,512	10.00%
Tier 1 (Core) Capital to risk weighted assets	155,195	12.77%	103,286	8.50%	97,210	8.00%
Common equity tier 1 capital to risk-weighted assets	155,195	12.77%	85,059	7.00%	78,983	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	155,195	11.29%	54,984	4.00%	68,730	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $36,438 at September 30, 2022 and $44,887 at December 31, 2021.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2022, CFBank had $2,744 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of September 30, 2022, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Summary information about the derivative instruments is as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Notional amount	$36,438	$44,887
Weighted average pay rate on interest-rate swaps	4.21%	4.21%
Weighted average receive rate on interest-rate swaps	5.48%	3.00%
Weighted average maturity (years)	6.3	6.9
Fair value of derivative asset	$4,316	$538
Fair value of yield derivative liability	(4,316)	(538)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the nine months ended September 30, 2022 or 2021.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. During the second quarter of 2022, we exited the direct-to-consumer mortgage business in favor of portfolio lending in our regional markets with servicing retained. The Company had no interest lock commitments related to residential mortgage loans at September 30, 2022 and approximately $50,312 of interest rate lock commitments related to residential mortgage loans at December 31, 2021. The fair value was reflected by a derivative asset of $555 at December 31, 2021, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities included two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments were loans in our pipeline that had an interest rate locked with the customer. The commitments were generally for periods of 30-60 days and were at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedged our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had $0 and approximately $53,250 of TBA mortgage-backed securities at September 30, 2022 and December 31, 2021, respectively. The fair value of the TBA mortgage-backed securities at December 31, 2021 was ($73) and is included in other liabilities in the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	September 30, 2022		December 31, 2021
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$-	$-	$50,312	$555
TBA mortgage-back securities	-	-	53,250	(73)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table represents the notional amount of loans sold during the three and nine months ended September 30, 2022 and 2021 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Notional amount of loans sold	$-	$498,968	$94,548	$2,228,104

The following table represents the revenue recognized on mortgage activities for the three and nine months ended September 30, 2022 and 2021 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain (loss) on loans sold	-	6,415	(42)	20,621
Gain (loss) from change in fair value of loans held-for-sale	-	(1,916)	(356)	(7,841)
Gain (loss) from change in fair value of derivatives	-	(4,767)	1,076	(7,432)
	$-	$(268)	$678	$5,348

NOTE 12 – INCOME TAXES

At September 30, 2022, the Company had a deferred tax asset recorded in the amount of approximately $4,438. At December 31, 2021, the Company had a deferred tax asset recorded of approximately $4,044. At September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2018.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2022 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At September 30, 2022, the Company had net operating loss carryforwards of $22,253, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 19.4% and 19.2%, respectively, for the three and nine months ended September 30, 2022 and 19.5% and 19.0%, respectively, for the three and nine months ended September 30, 2021, which management believes were reasonable estimates for the effective tax rates for such periods.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	-	(0.1%)	(0.3%)	(0.3%)
Tax exempt earnings on bank owned life insurance	(0.6%)	(0.5%)	(0.6%)	(0.4%)
Gain on redemption of life insurance policies	-	-	-	(0.4%)
Dividends on equity securities	(0.2%)	(0.2%)	(0.2%)	(0.2%)
Low income housing credits	(0.9%)	(0.8%)	(0.8%)	(0.7%)
Other, net	0.1%	0.1%	0.1%	-
Effective tax rate	19.4%	19.5%	19.2%	19.0%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(1,437)	$50	$(170)	$96
Other comprehensive loss before reclassifications (2)	(217)	(13)	(1,484)	(59)
Net current-period other comprehensive loss	(217)	(13)	(1,484)	(59)
Accumulated other comprehensive income (loss), end of period	$(1,654)	$37	$(1,654)	$37

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three months ended September 30, 2022 and 2021.

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

Effective as of the close of business on May 28, 2020, all outstanding shares of the Company’s Series C Preferred Stock were converted into shares of a newly-authorized class of Non-Voting Common Stock of the Company following approval of an amendment to the Company’s Certificate of Incorporation, as amended, by the stockholders of the Company. As of September 30, 2022, there were no shares of Series C Preferred Stock outstanding and an aggregate of 1,260,700 shares of Non-Voting Common Stock outstanding.

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

NOTE 16- OTHER ASSETS HELD FOR SALE

During the three months ended September 30, 2022, the Company began marketing its Worthington headquarters building for sale as it prepared to move its headquarters to New Albany, Ohio. During September 2022, the Company verbally accepted an offer for $2,010. As a result, impairment expense of $542 was recorded during September 2022 to adjust the building and land value to the offered price, less costs to sell and the associated assets were transferred to other assets held for sale on the consolidated balance sheet.

NOTE 17 – SUBSEQUENT EVENTS

On October 4, 2022, the Company’s Board of Directors declared a Cash Dividend of $0.05 per share payable on October 25, 2022 to shareholders of record as of the close of business on October 14, 2022.

In October 2022, we opened two new banking locations, Ohio City (Cleveland) and Red Bank (Cincinnati), after opening full-service Retail branches in Polaris (Columbus, Ohio) and Indianapolis earlier this year.

On October 25, 2022 the Company entered into a contract to sell its building in Worthington with an anticipated close date in the first quarter of 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2021, as supplemented by “Item 1A. Risk Factors” of Part II of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022.

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

Most of our deposits and loans come from our market areas. Our principal market area for loans and deposits includes the following counties: Franklin County, Ohio through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Hamilton County, Ohio through our offices in Glendale and Blue Ash, Ohio; Cuyahoga County, Ohio, through our office in Woodmere, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; and Marion County, Indiana through our office in Indianapolis. In addition, we opened two new banking offices in Ohio City (Cleveland) and Red Bank (Cincinnati) in October 2022. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

COVID-19 Impact. The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020. COVID-19 negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. While the direct impacts related to the COVID-19 pandemic have waned, certain economic concerns remain due to the continued disruption of supply chains, workforce shortages, rising inflationary pressures and the prospects of recession. In addition, a resurgence in the spread of COVID-19, including new variants thereof, or a new pandemic could result in similar, or potentially greater, impacts in the future which could adversely affect our business, financial condition, liquidity, and results of operations.

During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the FRB’s Paycheck Protection

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. CFBank’s loans outstanding through the PPP totaled $50,000 at September 30, 2022 and $450,000 at December 31, 2021. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. Since the pandemic started, CFBank has granted payment deferrals on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At September 30, 2022, there were no remaining loans on payment deferrals.

Repositioning of Residential Mortgage Business Model. In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company strategically scaled down and repositioned its Residential Mortgage Business and exited the direct-to-consumer mortgage business in favor of portfolio lending in our regional markets with servicing retained. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

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

Financial Condition

General. Assets totaled $1.8 billion at September 30, 2022 and increased $268.5 million, or 18.0%, from $1.5 billion at December 31, 2021. The increase was primarily due to a $259.7 million increase in net loan balances and a $31.5 million increase in cash and cash equivalents, partially offset by a $28.0 million decrease in loans held for sale.

Cash and cash equivalents. Cash and cash equivalents totaled $198.1 million at September 30, 2022, and increased $31.5 million, or 18.9%, from $166.6 million at December 31, 2021. The increase in cash and cash equivalents was primarily attributed to an increase in net deposit balances, an increase in FHLB advances and other debt, securities maturities and a decrease in loans held for sale, partially offset by increases in net loan balances.

Securities. Securities available for sale totaled $11.4 million at September 30, 2022, and decreased $4.9 million, or 30.0%, compared to $16.3 million at December 31, 2021. The decrease was due to principal maturities and unrealized losses.

Loans held for sale. Loans held for sale totaled $0 at September 30, 2022 and decreased $28.0 million, or 100.0%, from $28.0 million at December 31, 2021. The decrease is the result of the Company’s decision to exit the direct-to-consumer mortgage business in favor of portfolio lending in our regional markets with servicing retained.

Loans and Leases. Net loans and leases totaled $1.5 billion at September 30, 2022, and increased $259.7 million, or 21.4%, from $1.2 billion at December 31, 2021. The increase in net loans was primarily due to a $92.7 million increase in single-family residential loan balances, a $78.3 million increase in commercial loan balances, a $46.6 million increase in construction loan balances, a $20.9 million increase in multi-family loan balances, a $16.3 million increase in commercial real estate loan balances, and a $5.3 million increase in home equity lines of credit. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Allowance for loan and lease losses (ALLL). The allowance for loan and lease losses totaled $15.7 million at September 30, 2022, and increased $179,000, or 1.2%, from $15.5 million at December 31, 2021. The increase in the ALLL is due to $150,000 in provision expense and net recoveries during the nine months ended September 30, 2022. The ratio of the ALLL to total loans was 1.05% at September 30, 2022, compared to 1.26% at December 31, 2021.

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

Individually evaluated impaired loans totaled $203,000 at September 30, 2022, and decreased $2.8 million, or 93.2%, from $3.0 million at December 31, 2021. The decrease was primarily due to the payoffs of three impaired loans during the nine months ended September 30, 2022. The amount of the ALLL specifically allocated to individually impaired loans totaled $178 at September 30, 2022 and $20,000 at December 31, 2021.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $1.0 million at September 30, 2022, and increased $7,000 from $997,000 at December 31, 2021. The increase was primarily due to two equipment finance leases going into nonaccrual in the third quarter of 2022, partially offset by one consumer loan paying off in the second quarter of 2022 and principal payments. The ratio of nonperforming loans to total loans was 0.07% at September 30, 2022 compared to 0.08% at December 31, 2021.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $107,000 at September 30, 2022 and $147,000 at December 31, 2021.

Nonaccrual loans at September 30, 2022 and December 31, 2021 do not include $96,000 and $2.8 million, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $2.8 million, or 44.8%, during the nine months ended September 30, 2022. Loans designated as special mention decreased $26,000, or 1.1%, and totaled $2.4 million at September 30, 2022. Loans classified as substandard decreased $2.7 million, or 75.0%, and totaled $897,000 at September 30, 2022, compared to $3.6 million at December 31, 2021. Loans designated as doubtful decreased $40,000, or 27.2%, and totaled $107,000 at September 30, 2022, compared to $147,000 at December 31, 2021. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $2.3 million and totaled $1.3 million at September 30, 2022, compared to $3.6 million at December 31, 2021. Past due loans totaled 0.1% of the loan portfolio at September 30, 2022, compared to 0.3% at December 31, 2021. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $117.8. million, or 28.4%, of CFBank’s commercial portfolio at September 30, 2022, compared to $120.1 million, or 35.6%, at December 31, 2021. Interest only home equity lines of credit totaled $28.3 million, or 95.6%, of the total home equity lines of credit at September 30, 2022 compared to $23.9 million, or 98.7%, at December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2022; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at September 30, 2022 or December 31, 2021. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.5 billion at September 30, 2022, an increase of $243.6 million, or 19.6%, when compared to $1.2 billion at December 31, 2021. The increase when compared to December 31, 2021 is primarily due to a $242.0 million increase in money market account balances, which included several new Public Funds deposit relationships totaling approximately $147 million, and a $15.5 million increase in certificate of deposit account balances, partially offset by a $12.9 million decrease in checking account balances. Noninterest-bearing deposit accounts decreased $14.0 million from $284.9 million at December 31, 2021 to $270.9 million at September 30, 2022.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $296.8 million at September 30, 2022, and increased $18.7 million, or 6.7%, from $278.1 million at December 31, 2021. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $151.2 million at September 30, 2022 and increased $92.8 million, or 159.1%, from $58.4 million at December 31, 2021.

FHLB advances and other debt. FHLB advances and other debt totaled $102.8 million at September 30, 2022 and increased $13.1 million, or 14.6%, compared to $89.7 million at December 31, 2021. The increase was due to a $15.0 million increase in FHLB advances, partially offset by net reductions of $1.5 million on the Holding Company’s line of credit.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of September 30, 2022, the Company had an outstanding balance of $22.8 million on the facility.

At September 30, 2022, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at September 30, 2022 or December 31, 2021.

CFBank participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. Principal payments are due on PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. CFBank had no outstanding balance on PPPLF advances at September 30, 2022 and an outstanding principal balance on PPPLF advances of $450,000 at December 31, 2021. See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures. Subordinated debentures totaled $14.9 million at September 30, 2022 and $14.9 million at December 31, 2021. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at September 30, 2022 and December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Stockholders’ equity. Stockholders’ equity totaled $134.9 million at September 30, 2022, an increase of $9.6 million, or 7.6%, from $125.3 million at December 31, 2021. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by share repurchases of $2.3 million and a $1.5 million other comprehensive loss. The other comprehensive loss was the result of the mark-to-market adjustment of our investment portfolio.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2022 and 2021.

General. Net income for the three months ended September 30, 2022 totaled $4.2 million (or $0.65 per diluted common share) and increased $173,000, or 4.2%, compared to net income of $4.1 million (or $0.61 per diluted common share) for the three months ended September 30, 2021. The increase in net income was primarily the result of an increase in net interest income, partially offset by an increase in other noninterest expense and a decrease in noninterest income.

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

Net interest income totaled $13.3 million for the quarter ended September 30, 2022 and increased $2.9 million, or 27.9%, compared to net interest income of $10.4 million for the quarter ended September 30, 2021. The increase in net interest income was primarily due to a $5.3 million, or 41.7%, increase in interest income, partially offset by a $2.4 million, or 104.8%, increase in interest expense. The increase in interest income was primarily attributed to a 62bps increase in the average yield on interest-earning assets, coupled with a $286.2 million, or 22.1%, increase in average interest-earning assets outstanding. The increase in interest expense was attributed to a 57bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $267.6 million, or 27.3%, increase in average interest-bearing liabilities. The net interest margin of 3.36% for the quarter ended September 30, 2022 increased 15bps compared to the net interest margin of 3.21% for the third quarter of 2021.

Interest income totaled $18.0 million for the quarter ended September 30, 2022, and increased $5.3 million, or 41.7%, compared to $12.7 million for the quarter ended September 30, 2021. The increase in interest income was primarily attributed to a 69bps increase in the average yield on loans and leases and loans held for sale, coupled with a $200.5 million, or 16.4% increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $4.7 million for the quarter ended September 30, 2022, and increased $2.4 million, or 104.8%, compared to $2.3 million for the quarter ended September 30, 2021. The increase in interest expense was primarily attributed to a 60bps increase in the average rate of interest-bearing deposits, coupled with a $242.1 million, or 26.5%, increase in average interest-bearing deposits.

Provision for loan and lease losses. There was $150,000 in provision for loan and lease losses expense for the quarter ended September 30, 2022 and no provision for the quarter ended September 30, 2021. Net recoveries for the quarter ended September 30, 2022 totaled $5,000, compared to net charge-offs of $8,000 for the quarter ended September 30, 2021.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2022 and 2021.

	For the three months ended September 30,
	2022	2021
(unaudited)	(Dollars in thousands)
Single-family residential real estate	(2)	13
Home equity lines of credit	(3)	(5)
Total	$(5)	$8

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income for the quarter ended September 30, 2022 totaled $705,000 and decreased $1.4 million, or 66.1%, compared to $2.1 million for the quarter ended September 30, 2021. The decrease was primarily due to a $1.9 million decrease in gain on sale of deposits, which was attributable to the $1.9 million gain on sale of deposits in connection with the sale of our two Columbiana County branches in July 2021, partially offset by a $135,000 increase in net gain on sales of commercial loans and a $55,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the quarter ended September 30, 2022 totaled $8.6 million and increased $1.2 million, or 15.7%, compared to $7.4 million for the quarter ended September 30, 2021. The increase in noninterest expense was primarily due to a $606,000 increase in data processing expense and a $570,000 impairment of property and equipment. The increase in data processing expense was primarily related to the conversion of our core processing system during the third quarter of 2022 and the impairment of property and equipment was related to the pending sale of our Worthington headquarters building as we prepare to move our headquarters to New Albany, Ohio.

Income tax expense. Income tax expense was $1.0 million for the quarter ended September 30, 2022, an increase of $38,000 compared to $985,000 for the quarter ended September 30, 2021. The effective tax rate for the quarter ended September 30, 2022 was approximately 19.4%, as compared to approximately 19.5% for the quarter ended September 30, 2021.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2022 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2022 and 2021.

General. Net income for the nine months ended September 30, 2022 totaled $13.5 million (or $2.06 per diluted common share) and decreased $493,000, or 3.5%, compared to net income of $14.0 million (or $2.10 per diluted common share) for the nine months ended September 30, 2021. The decrease in net income was primarily the result of decreased volumes on Direct-to-Consumer (DTC) residential mortgage loans and a decrease on gain on sale of deposits, attributable to the sale of our Columbiana County branches in July 2021, partially offset by an increase in net interest income and a decrease in other noninterest expense.

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

Net interest income totaled $35.6 million for the nine months ended September 30, 2022 and increased $4.5 million, or 14.7%, compared to net interest income of $31.1 million for the nine months ended September 30, 2021. The increase in net interest income was primarily due to a $6.7 million, or 16.9%, increase in interest income, partially offset by a $2.0 million, or 25.5%, increase in interest expense. The increase in interest income was primarily attributed to a 36bps increase in average yield on interest-earning assets, coupled with a $89.1 million, or 6.3%, increase in average interest-earning assets outstanding. The increase in interest expense was attributed to a 20bps increase in average interest-bearing liabilities, coupled with a $49.2 million, or 4.4%, increase in average interest-bearing liabilities. The net interest margin of 3.17% for the nine months ended September 30, 2022 increased 23bps compared to the net interest margin of 2.94% for the nine months ended September 30, 2021.

Interest income totaled $45.9 million for the nine months ended September 30, 2022, and increased $6.7 million, or 16.9%, compared to $39.2 million for the nine months ended September 30, 2021. The increase in interest income was primarily attributed to a 41bps increase in the average yield on loans and leases and loans held for sale, coupled with a $38.6 million, or 3.0%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $10.2 million for the nine months ended September 30, 2022, and increased $2.0 million, or 25.5%, compared to $8.2 million for the nine months ended September 30, 2021. The increase in interest expense was primarily attributed to a 17bps increase in the average rate of interest-bearing deposits, coupled with a $77.9 million, or 7.8%, increase in average interest-bearing deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Provision for loan and lease losses. There was $150,000 in provision for loan and lease losses expense for the nine months ended September 30, 2022 compared to negative provision expense of $1.6 million for the nine months ended September 30, 2021. Net recoveries for the nine months ended September 30, 2022 totaled $29,000, compared to net recoveries of $65,000 for the nine months ended September 30, 2021.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2022 and 2021.

	For the nine months ended September 30,
	2022	2021
(unaudited)	(Dollars in thousands)
Commercial	$-	$(56)
Single-family residential real estate	(19)	6
Home equity lines of credit	(10)	(15)
Total	$(29)	$(65)

Noninterest income. Noninterest income for the nine months ended September 30, 2022 totaled $2.6 million and decreased $7.7 million, or 75.1%, compared to $10.3 million for the nine months ended September 30, 2021. The decrease was primarily due to a $4.7 million decrease in net gain on sale of residential mortgage loans, a $1.9 million decrease in gain on sale of deposits and an $881,000 decrease in gain on sales of commercial loans. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision to scale down and exit the direct-to-consumer mortgage business in favor of portfolio lending in our regional markets with servicing retained. The decrease in gain on sale of deposits was a result of the sale of CFBank’s two Columbiana County branches in July 2021.

Noninterest expense. Noninterest expense for the nine months ended September 30, 2022 totaled $21.3 million and decreased $4.4 million, or 16.8%, compared to $25.7 million for the nine months ended September 30, 2021. The decrease in noninterest expense was primarily due to a $2.3 million decrease in advertising and marketing expense, a $2.1 million decrease in salaries and employee benefits and a $1.4 million decrease in professional fee expense, partially offset by a $595,000 increase in data processing expense and a $570,000 increase on impairment of property and equipment. The decreases in advertising and marketing expense, salaries and employee benefits expense, and professional fee expense were primarily the result of the Company’s decision to scale down and exit the direct-to-consumer mortgage business in favor of portfolio lending in our regional markets with servicing retained as previously discussed. As mentioned above, the increase in data processing expense was primarily related to the conversion of our core processing system during the third quarter of 2022 and the impairment of property and equipment was related to the pending sale of our Worthington headquarters building.

Income tax expense. Income tax expense was $3.2 million for the nine months ended September 30, 2022, a decrease of $74,000 compared to $3.3 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was approximately 19.2%, as compared to approximately 19.0% for the nine months ended September 30, 2021.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2022 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,044	$219	4.64%	$22,312	$230	4.13%
Loans and leases and loans held for sale (3)	1,424,326	16,876	4.74%	1,223,868	12,397	4.05%
Other earning assets	135,240	813	2.40%	45,174	21	0.19%
FHLB and FRB stock	7,192	98	5.45%	6,221	55	3.54%
Total interest-earning assets	1,583,802	18,006	4.54%	1,297,575	12,703	3.92%
Noninterest-earning assets	78,222			81,674
Total assets	$1,662,024			$1,379,249

Interest-bearing liabilities:
Deposits	$1,154,605	3,992	1.38%	$912,533	1,777	0.78%
FHLB advances and other borrowings	93,397	698	2.99%	67,853	513	3.02%
Total interest-bearing liabilities	1,248,002	4,690	1.50%	980,386	2,290	0.93%

Noninterest-bearing liabilities	279,383			277,469
Total liabilities	1,527,385			1,257,855

Equity	134,639			121,394
Total liabilities and equity	$1,662,024			$1,379,249

Net interest-earning assets	$335,800			$317,189
Net interest income/interest rate spread		$13,316	3.04%		$10,413	2.99%
Net interest margin			3.36%			3.21%
Average interest-earning assets
to average interest-bearing liabilities	126.91%			132.35%

(1)Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2022			2021
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$18,353	$664	4.52%	$18,492	$529	3.83%
Loans and leases and loans held for sale (3)	1,339,590	43,746	4.35%	1,301,027	38,452	3.94%
Other earning assets	131,020	1,215	1.24%	81,473	73	0.12%
FHLB and FRB stock	7,280	238	4.36%	6,120	167	3.64%
Total interest-earning assets	1,496,243	45,863	4.08%	1,407,112	39,221	3.72%
Noninterest-earning assets	76,937			80,743
Total assets	$1,573,180			$1,487,855

Interest-bearing liabilities:
Deposits	$1,074,075	8,177	1.02%	$996,192	6,382	0.85%
FHLB advances and other borrowings	96,255	2,051	2.84%	124,923	1,769	1.89%
Total interest-bearing liabilities	1,170,330	10,228	1.17%	1,121,115	8,151	0.97%

Noninterest-bearing liabilities	271,961			249,910
Total liabilities	1,442,291			1,371,025

Equity	130,889			116,830
Total liabilities and equity	$1,573,180			$1,487,855

Net interest-earning assets	$325,913			$285,997
Net interest income/interest rate spread		$35,635	2.91%		$31,070	2.75%
Net interest margin			3.17%			2.94%
Average interest-earning assets
to average interest-bearing liabilities	127.85%			125.51%

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

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2021			September 30, 2021
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$146	$(157)	$(11)	$140	$(5)	$135
Loans and leases	2,279	2,200	4,479	4,128	1,166	5,294
Other earning assets	679	113	792	1,072	70	1,142
FHLB and FRB Stock	33	10	43	36	35	71
Total interest-earning assets	3,137	2,166	5,303	5,376	1,266	6,642

Interest-bearing liabilities:
Deposits	1,650	565	2,215	1,269	526	1,795
FHLB advances and other borrowings	(41)	226	185	938	(656)	282
Total interest-bearing liabilities	1,609	791	2,400	2,207	(130)	2,077

Net change in net interest income	$1,528	$1,375	$2,903	$3,169	$1,396	$4,565

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$201,709	$168,953
Additional borrowing capacity at the FHLB	162,085	113,077
Additional borrowing capacity at the FRB	105,885	72,195
Unused commercial bank lines of credit	65,000	65,000
Total	$534,679	$419,225

Cash, unpledged securities and deposits in other financial institutions increased $32.7 million, or 19.4%, to $201.7 million at September 30, 2022, compared to $169.0 million at December 31, 2021. The increase is primarily attributed to an increase in deposits and a decrease in loans held for sale, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB increased $49.0 million, or 43.3%, to $162.1 million at September 30, 2022, compared to $113.1 million at December 31, 2021. The increase is primarily attributed to an increase in pledged collateral.

CFBank’s additional borrowing capacity at the FRB increased $33.7 million, or 46.7%, to $105.9 million at September 30, 2022 from $72.2 million at December 31, 2021. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2022 and at December 31, 2021.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at September 30, 2022 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $270,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 5.10% at September 30, 2022.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At September 30, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $22.8 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2022, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2022.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by “Item 1A. Risk Factors” of Part II of the Quarterly Reports on Form 10-Q filed with the SEC for the quarterly periods ended March 31, 2022 and June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2022.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	1,143	(1)	20.55	-	-
August 1, 2022 through August 31, 2022	83,434	(2)	21.00	-	-
September 1, 2022 through September 30, 2022	-		-	-	-
Total	84,577		$20.99	-

(1)Reflects shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock .

(2)Reflects 83,333 shares of common stock purchased by the Company in a block purchae from a non-affiliated shareholder in a privately-negotiated transaction authorized and approved by the Board of Directors and 101 shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

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

CF BANKSHARES INC.

Dated: November 9, 2022	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 9, 2022	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer