Form 10-K
period 2022-12-31
CF BANKSHARES INC.
filed 2023-03-31
CIK 1070680

Me

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2022
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to______________
Commission File Number 0-25045

CF BANKSHARES INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4960 E. Dublin Granville Road, Suite #400, Columbus, Ohio	43081
(Address of Principal Executive Offices)	(Zip Code)

(614) 334-7979
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	CFBK	Nasdaq® Capital Market
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022 was $137.6 million based upon the closing price as reported on the Nasdaq® Capital Market for that date. For this purpose, directors and executive officers of the registrant are considered affiliates.

As of March 15, 2023, there were 5,289,881 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2023, are incorporated herein by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business.

General

The Holding Company was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status. Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc. As a financial holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”). As used herein, the terms “we,” “us,” “our” and the “Company” refer to CF Bankshares Inc. and CFBank, unless the context indicates to the contrary.

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

Currently, the Company does not transact material business other than through CFBank. At December 31, 2022, the Company’s assets totaled $1.8 billion and stockholders’ equity totaled $139.2 million.

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

Our revenues are derived principally from the generation of interest and fees on loans originated and noninterest income generated on the sale of loans. Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (“FHLB”) advances, other borrowings and proceeds from the sale of loans.

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our offices in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023); Delaware County; Ohio; through our Polaris office in Columbus, Ohio; Cuyahoga County, through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

Lending Activities

Repositioning of Residential Mortgage Business Model. In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company strategically scaled down and repositioned its Residential Mortgage Business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

Loan and Lease Portfolio Composition. Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans. CFBank also finances a variety of commercial and residential construction projects. At December 31, 2022, gross loans receivable totaled $1.6 billion and increased approximately $358.7 million, or 29.2%, from $1.2 billion at December 31, 2021. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $1.1 billion in the aggregate and represented 66.9% of the gross loan portfolio at December 31, 2022, as compared to 68.4% of the gross loan portfolio at December 31, 2021. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased $220.2 million, or 26.2%, during 2022. Portfolio single-family residential mortgage loans, including related construction loans, totaled $494.5 million and represented 31.1% of total gross loans at year-end 2022, compared to 29.5% at year-end 2021. The remainder of our loan portfolio consists of consumer loans, which totaled $32.5 million, or 2.0% of gross loans receivable, at year-end 2022.

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

Loan Maturity. The following table shows the remaining contractual maturity of CFBank’s loan portfolio at December 31, 2022. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2022
	Real Estate Mortgage Loans	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$103,516	$-	$88,758	$192,274
After one year:
More than one year to five years	336,442	290	204,270	541,002
More than five years to 15 years	251,131	5,997	131,657	388,785
More than 15 years	437,330	26,188	2,738	466,256
Total due after 2023	1,024,903	32,475	338,665	1,396,043
Total amount due	$1,128,419	$32,475	$427,423	$1,588,317

The following table sets forth at December 31, 2022, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2023), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2023
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$752,542	$272,361	$1,024,903
Consumer loans	133	32,342	32,475
Commercial loans	179,415	159,250	338,665
Total loans	$932,090	$463,953	$1,396,043

Origination of Loans and Leases. Lending activities are conducted through our offices located in Franklin, Cuyahoga, Delaware, Summit, and Hamilton Counties, Ohio and in Marion County, Indiana. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati, and Akron, Ohio and Indianapolis, Indiana markets.

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

During 2020, CFBank also originated loans under the SBA’s new 7(a) loan program, the Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee PPP loans to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). As of December 31, 2022 and December 31, 2021, a total of $50,000 and $445,000, respectively, of PPP loans remained outstanding and were included in Commercial loans at such dates. The majority of our PPP loans were pledged as collateral on borrowings under the FRB’s Paycheck Protection Program Lending Facility (“PPPLF”). At December 31, 2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 10, FHLB Advances and Other Debt, in the accompanying Notes to Consolidated Financial Statements for additional information.

Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and adjustable-rate mortgage (“ARM”) loans with maturities generally up to 30 years, priced competitively with current market rates. We offer several ARM loan programs with terms of up to 30 years and, with the majority of the programs, interest rates adjust with a maximum adjustment limitation of 2.0% per year and a 5.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices, primarily the Secured Overnight Financing Rate (“SOFR”) and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

The volume and types of single-family ARM loan originations are affected by market factors such as the level of interest rates, consumer preferences, competition and the availability of funds. For several years, demand for single-family ARM loans was weak due to consumer preference for fixed-rate loans as a result of the low interest rate environment. However, in the past year, demand for ARM loans has risen sharply, due to recent and significant increases in mortgage rates overall.

All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by the individual investor. CFBank is a direct endorsed underwriter, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (“FHA”). CFBank is approved by the Department of Veterans Affairs (“VA”) to originate and approve VA loans.

For the year ended December 31, 2022, single-family mortgage loans originated for sale totaled $97.3 million, a decrease of $2.3 billion, or 95.9%, compared to $2.4 billion that was originated in 2021. A shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company strategically scaled down its Residential Mortgage Business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets.

For the year ended December 31, 2022, portfolio single-family mortgage loans originated by CFBank totaled $146.1 million, or 9.2% of total loans. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance is generally required when the loan-to-value (“LTV”) exceeds 80%. In conjunction with competitive product offerings in the market, and the lack of availability for mortgage insurance, jumbo loans and portfolio ARM loans exceeding 80% are often originated without mortgage insurance.

Portfolio single-family residential ARM loans totaled $56.5 million, or 12.2% of the single-family mortgage loan portfolio, at December 31, 2022. These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (“Northpointe”), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The underlying loans were individually Mortgage Electronic Registered Systems (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions. This process on average took approximately 14 days. Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and troubled debt restructurings (“TDR”), nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021. See Note 4 in the accompanying Notes to Consolidated Financial Statements included for additional information.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans continues to be a significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances increased $42.9 million to $479.2 million at December 31, 2022. This represented an increase of 9.8% over the $436.3 million balance at December 31, 2021.

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

Commercial Lending. The origination of commercial loans continues to be a significant component of our lending activity. During 2022, commercial loan balances increased by $90.5 million, or 26.9%, to $427.4 million at year-end 2022. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed- and adjustable-rate commercial loans. Fixed-rate loans are typically limited to a maximum term of five years. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

Included in Commercial loans at December 31, 2022 and December 31, 2021, were $50,000 and $445,000, respectively, of PPP loans. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans were pledged as collateral for borrowings by the Company under the PPPLF. At December 31, 2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 10, FHLB Advances and Other Debt, in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Construction and Land Lending. During 2022, construction loans increased by $100.7 million, or 120.9%, to $184.1 million, as compared to the $84.4 million in the portfolio at year-end 2021. CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, home improvement loans, loans secured by deposits and purchased loans. At December 31, 2022, our consumer loan portfolio totaled $32.5 million, which was 2.0% of gross loans receivable. During 2022, our consumer loan portfolio increased $6.2 million, or 23.6%, over the year-end 2021 balance of $26.3 million.

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

See the section titled “Financial Condition - Allowance for loan and lease losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for detailed information on criticized and classified loans as of December 31, 2022 and 2021.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include loans that were identified as substandard assets, were still accruing interest at December 31, 2022, but exhibit weaknesses that could lead to nonaccrual status in the future. At December 31, 2022, there were no classified loans still accruing interest.

Nonperforming Assets.

The $236,000 decrease in nonperforming loans in 2022 compared to 2021 was primarily due to two nonaccrual consumer loans paying off, partially offset by two consumer loans and one commercial lease going into nonaccrual status, a partial charge off and principal paydowns on nonaccrual loans.

For the year ended December 31, 2022, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $47,000. There was no interest income recognized on nonaccrual loans in 2022.

Accounting Standards Update (“ASU”) No. 2011-02 to Receivables (ASC 310), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The Company applies the guidance in this ASU to identify its restructured loans as TDRs.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans may be modified in TDRs, where concessions are granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $80,000 in TDRs at December 31, 2022, while non-accrual loans included $147,000 of TDRs at December 31, 2021. There were no loans restructured in 2022 identified as a TDR.

At year-end 2022, there was one single family residential loan that totaled $95,000 included in TDRs, which was not included in nonperforming loans, where the customer had established a sustained period of repayment performance, the loan was current according to its modified terms, and repayment of the remaining contractual payments was expected.

See the section titled “Financial Condition - Allowance for loan and lease losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4, in the accompanying Notes to Consolidated Financial Statements for additional information on nonperforming loans and TDRs as of December 31, 2022 and 2021.

For information on real estate owned (“REO”) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL). The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. See the section titled “Financial Condition - Allowance for loan and lease losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $16.1 million at December 31, 2022, and increased $554,000, or 3.6%, from $15.5 million at December 31, 2021. The increase in the ALLL was due to $787,000 in provision expense, partially offset by net charge-offs of $233,000 during the year ended December 31, 2022. The ratio of the ALLL to total loans was 1.01% at December 31, 2022, compared to 1.26% at December 31, 2021. The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.03% at December 31, 2022, compared to 1.27% at December 31, 2021.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2022; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

	2022	2021	2020
ALLL, beginning of period	$15,508	$17,022	$7,138
Charge-offs:
Real estate loans:
Single-family	-	17	425
Commercial real estate	-	-	-
Consumer loans:
Home equity	-	-	21
Other	-	-	-
Commercial loans	263	-	648
Total charge-offs	263	17	1,094

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	19	26	31
Multi-family	-	-	-
Commercial real estate	-	-	-
Consumer loans:
Home equity	11	21	17
Other	-	-	-
Commercial loans	-	56	15
Total recoveries	30	103	63
Net charge-offs (recoveries)	233	(86)	1,031
Provision for loan and lease losses	787	(1,600)	10,915
Reclassification of ALLL on loan-related commitments	-	-	-
ALLL, end of period	$16,062	$15,508	$17,022
ALLL to total loans and leases	1.01%	1.26%	1.87%
ALLL to nonperforming loans	2110.64%	1555.47%	2449.21%
Net charge-offs (recoveries) to ALLL	1.45%	-0.55%	6.06%
Net charge-offs (recoveries) to average loans and leases	0.02%	-0.01%	0.13%

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

	At December 31,
	2022		2021		2020
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$3,914	24.37%	$3,348	28.20%	$1,299	16.21%
Multi-family	997	6.21%	827	6.24%	467	4.97%
Commercial real estate	3,384	21.07%	5,034	29.24%	9,184	30.36%
Construction	2,644	16.46%	1,744	6.78%	2,254	8.82%
Consumer loans:
Home equity lines of credit	333	2.07%	272	1.97%	276	2.30%
Other	26.16%		156.17%		116.26%
Commercial loans	4,764	29.66%	4,127	27.40%	3,426	37.08%
Total ALLL	$16,062	100.00%	$15,508	100.00%	$17,022	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating and maintenance costs after acquisition are expensed. REO and other foreclosed assets totaled $0 at December 31, 2022 and December 31, 2021. See the section titled “Financial Condition - Foreclosed Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 5 in the accompanying Notes to Consolidated Financial Statements for information regarding foreclosed assets at December 31, 2022. Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2022, the securities available for sale portfolio totaled $10.4 million. At December 31, 2022, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Equity securities, consisting of preferred stock in another financial institution, totaled $5.0 million at December 31, 2022 and December 31, 2021.

Management evaluates debt securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated

	At December 31,
	2022		2021		2020
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt	$9,978	$7,500	$9,976	$9,750	$-	$-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,025	2,925	6,551	6,561	8,517	8,636
Mortgage-backed securities - residential	17	17	35	36	62	65
Collateralized mortgage obligations	-	-	-	-	-	-
Total	$13,020	$10,442	$16,562	$16,347	$8,579	$8,701

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2022.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$-	-	$-	-	$9,978	4.28%	$-	-	$9,978	4.28%
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,001	1.07%	1,024	0.19%	-	-	-	-	3,025	0.77%
Mortgage-backed securities - residential	-	-	13	3.94%	4	7.00%	-	-	17	4.66%
Total	$2,001	1.07%	$1,037	0.24%	$9,982	4.28%	$-	-	$13,020	3.47%

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations. Generally, CFBank may pay dividends to the Holding Company without prior regulatory approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment. See Note 17, Regulatory Capital Matters, in the accompanying Notes to Consolidated Financial Statements for additional information.

The Holding Company’s available cash and cash equivalents totaled $487,000 at December 31, 2022. Management believes that the Holding Company had adequate funds and liquidity sources at December 31, 2022 to meet its current and anticipated operating needs at this time. See the section titled “Liquidity and Capital Resources” for information regarding Holding Company liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 43.3% of average deposit balances in 2022. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2022, CFBank had $291.8 million in brokered deposits with maturity dates from January 2023 through February 2027. At December 31, 2022, cash, unpledged securities, and deposits in other financial institutions totaled $154.4 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi Network works with a network of banks to offer products that can provide Federal Deposit Insurance Corporation (“FDIC”) insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $291.8 million at December 31, 2022, and increased $13.7 million, or 4.9% from $278.1 million at December 31, 2021. Customer balances in the CDARS reciprocal and ICS programs, which no longer qualify as brokered, totaled $157.9 million at December 31, 2022 and increased $99.5 million, or 170.5%, from $58.4 million at December 31, 2021.

As of December 31, 2022 and 2021, deposits exceeding the FDIC insured limit of $250,000 totaled $690.4 million and $504.9 million, respectively.

Certificate accounts in amounts of $250,000 or more totaled $245.1 million at December 31, 2022, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$49,035	2.74%
Over 3 through 6 months	19,033	1.50%
Over 6 through 12 months	76,731	2.80%
Over 12 months	100,300	1.37%
Total	$245,099

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2022			2021			2020
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$91,204	6.64%	1.41%	$92,094	7.60%	0.38%	$35,681	4.03%	1.45%
Money market accounts	429,606	31.26%	1.76%	282,299	23.28%	0.50%	254,033	28.65%	1.13%
Savings accounts	5,582	0.40%	0.19%	15,793	1.30%	0.15%	20,637	2.33%	0.11%
Certificates of deposit	594,611	43.26%	1.19%	588,072	48.50%	1.06%	429,111	48.41%	1.96%
Total Interest-bearing deposits	1,121,003	81.56%	1.42%	978,258	80.68%	0.82%	739,462	83.42%	1.60%
Noninterest-bearing deposits:
Demand deposits	253,440	18.44%	-	234,239	19.32%	-	146,935	16.58%	-
Total Average Deposits	$1,374,443	100.00%		$1,212,497	100.00%		$886,397	100.00%

See the sections titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $80.0 million at December 31, 2022. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $268.2 million at year-end 2022.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At December 31, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $29.5 million on the facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank of Cleveland through the Borrower-in-Custody program. The borrowings are collateralized by commercial loans and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $105.1 million at year-end 2022. There were no outstanding borrowings from the Federal Reserve Bank at December 31, 2022.

At December 31, 2022 and 2021, CFBank had $65.0 million of availability in unused lines of credit with two commercial banks. There were no outstanding borrowings on these lines of credit at December 31, 2022 or December 31, 2021. If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at December 31, 2022 and December 31, 2021. See Note 10 in the accompanying Notes to Consolidated Financial Statements for additional information.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had no outstanding balance at December 31, 2022 and December 31, 2021. See Note 10 in the accompany Notes to Consolidated Financial Statements for additional information.

To support the effectiveness of the PPP, the FRB introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. At December 31, 2022, the principal balance of PPPLF advances outstanding was $0.

See the section titled “Financial Condition - Subordinated Debentures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for information regarding subordinated debentures issued by the Company in 2003 and 2018.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated (Dollars in thousands)

	For the Year ended December 31,
	2022	2021	2020
Short-term FHLB advances and other borrowings:
Average balance outstanding	$-	$9,076	$23,178
Maximum amount outstanding at any month-end during the period	-	23,426	70,013
Balance outstanding at end of period	-	-	70,013
Weighted average interest rate during the period	-	3.02%	3.31%

Personnel

As of December 31, 2022, the Company had 120 full-time and 5 part-time employees.

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

As a financial holding company, the Holding Company is subject to regulation by the Board of Governors of the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to inspection, examination and supervision by the FRB. The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the Securities and Exchange Commission (the “SEC”). The Holding Company’s common stock trades on the NASDAQ Capital Market under the symbol “CFBK,” which subjects the Holding Company to various requirements under the NASDAQ Marketplace Rules.

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

Prior FRB Approval. The BHCA requires the prior approval of the FRB in any case where a financial holding company proposes to:

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2022.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-

Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2021, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2022, the Holding Company had a total of $487,000 of cash at the Holding Company level. At December 31, 2022, the Holding Company also had $5.1 million available on its revolving line-of-credit facility.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2022. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

The CARES Act created the PPP as a new guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law the CAA, which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, CFBank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations with assets approaching the $10.0 billion asset threshold and that would otherwise have become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, had until January 1, 2022 to either reduce their size or to prepare for the new regulatory and reporting standards.

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

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards.

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

In November 2021, the OCC, the FRB and the FDIC issued a final rule, which became effective in May, 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification event has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation.

Furthermore, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require, once administrative rules are adopted, certain covered entities, including those in the financial services industry, to report a covered cyber incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after it reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2022 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2022, the Company had net operating loss carryforwards of $22.3 million, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2022. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. See Note 13 in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Ohio Taxation

The consolidated organization is subject to the Ohio Financial Institutions Tax (“Ohio FIT”). The Ohio FIT is a business privilege tax for financial institutions doing business or domiciled in the State of Ohio. The three-tier structure charges financial institutions based on total capital at the prior calendar year-end based on regulatory reporting requirements.

Indiana Taxation

The consolidated organization is subject to the Indiana Financial Institution Tax (“Indiana FIT”). The Indiana FIT is a franchise tax measured by a taxpayer's apportioned income imposed on corporations for the privilege of exercising their franchise or transacting the business of a financial institution in Indiana.

Delaware Taxation

As a Delaware corporation not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Available Information

Our website address is www.CF.Bank. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the SEC. These reports can be found on our website under the caption “Investor Relations – SEC Filings.” Investors also can obtain copies of our filings from the SEC website at www.sec.gov.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect CFBank’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of CFBank’s borrowers to repay their loans, and the value of the collateral securing loans made by CFBank. The ongoing political turmoil and war in Russia and Ukraine are likely to result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans.

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. Moreover, our market activities are concentrated in the following Ohio counties: Franklin County, and contiguous counties through our office in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023) and loan production office in Columbus, Ohio; Cuyahoga County, and contiguous counties through our agency office in Woodmere, Ohio, Hamilton County, and contiguous counties through our office in Glendale, Ohio, Summit County, and contiguous counties through our office in Fairlawn, Ohio; and in Marion County, Indiana through our presence in the Indianapolis market. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include: inflation; recession;

unemployment; money supply; international disorders; and instability in domestic and foreign financial markets. The Company’s management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential adverse effects of changes in interest rates on the Company’s financial condition and results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any significant, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR has been used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

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

The economic impact of the COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

COVID-19, including the spread of new variants thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•if the economy experiences new closures or downturns as a result of the COVID-19 pandemic, including the spread of new variants thereof, or a new pandemic, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

•we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 or new pandemic could have an adverse effect on us; and

•adverse economic conditions could result in protracted volatility in the price of our common shares.

We continue to closely monitor the impact of COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Defaults by other financial institutions could adversely affect our business, earnings and financial condition.

Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. Recent high-profile bank failures, including Silicon Valley Bank, Signature Bank and Silvergate Capital, have resulted in some degree of public panic and caused widespread questions about potential concerns in the financial institutions industry, which in turn has impacted stock market prices of financial institutions in general. These failed banks were engaged in activities, such as lending focused on tech startups and cryptocurrency, that are significantly different than the activities and risk profile of community banks such as the Company, and at this time it does not appear that these bank failures are connected to any systematic risks or problems in the financial institutions industry in general. Nevertheless, concerns about, or a default or threatened default by, other financial institutions could lead to significant market-wide liquidity problems and/or losses or defaults by other financial institutions.

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

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (“CECL”) model. Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. Under the CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model requires significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. The new CECL accounting guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. However, the FASB deferred the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022. The Company’s one-time cumulative effect adjustment to the allowance for credit losses upon adoption in the first quarter of 2023 is expected to be immaterial.

If real estate markets or the economy in general deteriorate, CFBank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require CFBank to increase its allowance for loan losses in the future, which could have a negative effect on the Company’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

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

We have experienced significant growth in the amount of our total loans in the past several years. Since January 1, 2016, our total net loans have grown by $1.3 billion, or 429.3%, and our total assets have grown by $1.5 billion, or 418.1%. Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth. We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion. If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

We are exposed to operational risk.

Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, legal and compliance risk, cybersecurity risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

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

There can be no assurance that we will not suffer such cyber-attacks or other information security breaches or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. In October 2022, the FDIC adopted a final rule increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by CFBank may also increase. The FDIC recently adopted rules revising its assessments in a manner benefitting banks, such as CFBank, with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company was required to comply with the new standard beginning January 1, 2023. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Noncompliance with the Bank Secrecy Act (BSA) and other anti-money laundering statutes and regulations could cause a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates. The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2022, the Holding Company had a total of $487,000 of cash at the Holding Company level.

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

We may experience increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties.

We conducted our business through eight branch offices located in Franklin, Cuyahoga, Delaware, Hamilton, and Summit, Ohio, and Marion County, Indiana and through a loan production office located in Franklin County, Ohio as of December 31, 2022. The net book value of the Company’s properties totaled $2.2 million at December 31, 2022. CFBank also leases its branch offices in Columbus, Ohio, Cleveland, Ohio, Woodmere, Ohio, Fairlawn, Ohio, Blue Ash, Ohio, Cincinnati, Ohio and its loan production office in Columbus. See Note 8 in the accompanying Notes to Consolidated Financial Statements for further discussion. In March 2023, the administrative office and Worthington branch moved to a new location in Columbus.

Locations

Administrative Office (owned facility-closed February 28, 2023):

7000 N. High Street

Worthington, Ohio 43085

Administrative Office (leased facility-opened March 1, 2023):

4960 East Dublin Granville Road, Suite 400

Columbus, Ohio 43081

Branch Offices:

Worthington Branch (owned facility-closed February, 28 2023)

7000 N. High Street

Worthington, Ohio 43085

New Albany Branch (leased facility -opened March 1, 2023)

4960 East Dublin Granville Road, Suite 400

Columbus, Ohio 43081

Polaris Branch (leased facility)

1942 Polaris Parkway

Columbus, Ohio 43240

Eton Branch (leased facility)

28879 Chagrin Blvd.

Woodmere, Ohio 44122

Ohio City Branch (leased facility)

2715 Detroit Ave.

Cleveland, Ohio 44113

Fairlawn Branch (leased facility)

3009 Smith Road, Suite 100

Fairlawn, Ohio 44333

Blue Ash Branch (leased facility)

10300 Alliance Rd. #150

Cincinnati, Oh 45242

Red Bank Branch (leased facility)

4770 Red Bank Expressway

Cincinnati, Oh 45227

Indianapolis Branch (owned facility)

4729 East 82nd Street

Indianapolis, Indiana 46250

Loan Production Office (relocated to the New Albany Branch on March 1, 2023):

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market and Dividend Information

The (voting) common stock of CF Bankshares Inc. trades on the Nasdaq® Capital Market under the symbol “CFBK.” As of December 31, 2022, there were 5,236,124 shares of (voting) common stock outstanding and held by approximately 347 registered shareholders of record. As of December 31, 2022, the Company also had an aggregate of 1,260,700 shares of non-voting common stock outstanding which were held by two shareholders of record.

There was $0.18 per share in dividends declared or paid on our common stock during 2022. The Company presently anticipates continuing to pay dividends in the future at similar levels, subject to compliance with applicable legal and regulatory requirements. The Holding Company is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock. In addition, banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval and, thus, can limit the availability of funds available to the Holding Company for the payment of dividends on its stock. The Holding Company’s ability to pay dividends on its common stock is also conditioned upon the Holding Company continuing to make certain payments on, and no event of default occurring under, the Company’s fixed-to-floating rate subordinated debt and the subordinated debentures underlying the Holding Company’s trust preferred securities. Additional information is contained in the sections titled “Financial Condition - Stockholders’ equity” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Notes 16 and 17 in the accompanying Notes to Consolidated Financial Statements.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2022.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022	654	(1)	21.48	-	-
November 1, 2022 through November 30, 2022	-		-	-	-
December 1, 2022 through December 31, 2022	3,712	(1)	23.20	-	-
Total	4,366		$22.94	-

(1)Represents shares of common stock surrendered to the Company for the payment of the exercise price and taxes upon the exercise of stock options.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this Form 10-K that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share of common stock, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

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

	At December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,820,174	$1,495,589	$1,476,995	$880,545	$665,025
Cash and cash equivalents	151,787	166,591	221,594	45,879	67,304
Securities available for sale	10,442	16,347	8,701	8,174	10,114
Equity securities	5,000	5,000	5,000	-	-
Loans held for sale	580	27,988	283,165	135,711	17,385
Loans and leases, net (1)	1,572,255	1,214,149	895,344	663,303	550,683
Allowance for loan and lease loss (ALLL)	16,062	15,508	17,022	7,138	7,012
Nonperforming assets	761	997	695	2,439	415
Foreclosed assets	-	-	-	-	38
Deposits	1,527,922	1,246,352	1,113,070	746,323	579,786
FHLB advances and other debt	109,461	89,727	214,426	29,017	19,500
Subordinated debentures	14,922	14,883	14,844	14,806	14,767
Total stockholders' equity	139,248	125,330	110,210	80,664	45,559

	For the year ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Summary of Operations:
Total interest income	$67,764	$52,348	$42,386	$35,104	$24,886
Total interest expense	18,974	10,309	14,578	13,404	6,997
Net interest income	48,790	42,039	27,808	21,700	17,889
Provision for loan and lease losses	787	(1,600)	10,915	-	-
Net interest income after provision for loan and lease losses	48,003	43,639	16,893	21,700	17,889
Noninterest income:
Net gain on sale of loans	1,009	7,359	58,366	10,767	1,927
Other	2,201	4,281	1,627	953	789
Total noninterest income	3,210	11,640	59,993	11,720	2,716
Noninterest expense	28,621	32,461	40,603	21,379	15,275
Income before income taxes	22,592	22,818	36,283	12,041	5,330
Income tax expense	4,428	4,365	6,675	2,440	1,057
Net income	$18,164	$18,453	$29,608	$9,601	$4,273

	At or for the year ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance Ratios (2)
Return on average assets	1.11%	1.26%	2.59%	1.30%	0.78%
Return on average equity	13.69%	15.58%	32.04%	17.57%	10.11%
Average yield on interest-earning assets (3)	4.37%	3.79%	3.89%	4.98%	4.75%
Average rate paid on interest-bearing liabilities	1.55%	0.95%	1.64%	2.38%	1.71%
Average interest rate spread (4)	2.82%	2.84%	2.25%	2.60%	3.04%
Net interest margin, fully taxable equivalent (5)	3.15%	3.04%	2.55%	3.08%	3.41%
Average interest-earning assets to interest bearing liabilities	126.74%	127.13%	122.64%	124.90%	128.04%
Efficiency ratio (6)	55.04%	60.47%	46.24%	63.97%	74.13%
Noninterest expenses to average assets	1.76%	2.22%	3.55%	2.89%	2.78%
Common stock dividend payout ratio	6.47%	4.69%	0.67%	n/m	n/m

Capital Ratios: (2)
Equity to total assets at end of period	7.65%	8.38%	7.46%	9.16%	6.85%
Average equity to average assets	8.14%	8.11%	8.07%	7.39%	7.68%
Tier 1 (core) capital to adjusted total assets (Leverage ratio) (7)	9.89%	11.29%	9.74%	10.58%	10.13%
Total capital to risk weighted assets (7)	12.74%	14.02%	14.31%	12.96%	12.37%
Tier 1 (core) capital to risk weighted assets (7)	11.65%	12.77%	13.05%	11.97%	11.12%
Common equity tier 1 capital to risk weighted assets (7)	11.65%	12.77%	13.05%	11.97%	11.12%

Asset Quality Ratios: (2)
Nonperforming loans to total loans (8)	0.05%	0.08%	0.08%	0.36%	0.07%
Nonperforming assets to total assets (9)	0.04%	0.07%	0.05%	0.28%	0.06%
Allowance for loan and lease losses to total loans	1.01%	1.26%	1.87%	1.06%	1.26%
Allowance for loan and lease losses to nonperforming loans (8)	2110.64%	1555.47%	2449.21%	292.66%	1859.95%
Net charge-offs (recoveries) to average loans	0.02%	(0.01%)	0.13	(0.02%)	(0.01%)

Per Share Data: (10)
Basic earnings per common share	$2.84	$2.84	$4.53	$2.05	$1.02
Diluted earnings per common share	2.78	2.77	4.47	2.03	1.00
Dividends declared per common share	0.18	0.13	0.03	-	-
Tangible book value per common share at end of period	21.43	19.28	16.79	12.40	10.51

(1)	Loans and leases, net represents the recorded investment in loans net of the ALLL.
(2)	Asset quality ratios and capital ratios are end-of-period ratios. All other ratios are based on average monthly balances during the indicated periods.
(3)	Calculations of yield are presented on a taxable equivalent basis using the federal income tax rate.
(4)	The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets.
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

n/m - not meaningful

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the Federal Reserve Board (the “FRB”). Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc.

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

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023) and our loan production office in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

COVID-19 Impact. The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020. COVID-19 negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. While the direct impacts related to the COVID-19 pandemic have waned, certain economic concerns remain. The extent to which COVID-19 will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted. In addition, a resurgence in the spread of COVID-19, including new variants thereof, or a new pandemic could result in similar, or potentially greater, impacts in the future which could adversely affect our business, financial condition, liquidity, and results of operations.

During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. CFBank’s loans outstanding through the PPP totaled $50,000 at December 31, 2022 and $450,000 at December 31, 2021. During the pandemic, CFBank also granted payment deferrals on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At December 31, 2022, there were no remaining loans on payment deferrals.

Repositioning of Residential Mortgage Business Model. In early 2021 a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company strategically scaled down and repositioned its Residential Mortgage Business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

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

Financial Condition

General. Assets totaled $1.8 billion at December 31, 2022 and increased $324.6 million, or 21.7%, from $1.5 billion at December 31, 2021. The increase was primarily due to a $358.1 million increase in net loan balances, partially offset by a $27.4 million decrease in loans held for sale and a $14.8 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $151.8 million at December 31, 2022, and decreased $14.8 million, or 8.9%, from $166.6 million at December 31, 2021. The decrease in cash and cash equivalents was primarily attributed to an increase in net loans, partially offset by an increase in deposits and a decrease in loans held for sale.

Securities. Securities available for sale totaled $10.4 million at December 31, 2022, and decreased $5.9 million, or 36.1%, compared to $16.3 million at December 31, 2021. The decrease was primarily due to principal maturities. Equity securities totaled $5.0 million at December 31, 2022 and December 31, 2021.

Loans held for sale. Loans held for sale totaled $580,000 at December 31, 2022 and decreased $27.4 million, or 97.9%, from $28.0 million at December 31, 2021. The decrease is the result of the Company’s decision to strategically scale down its Residential Mortgage Business in response to the shift in the residential mortgage industry.

Loans and Leases. Net loans and leases totaled $1.6 billion at December 31, 2022, and increased $358.1 million, or 29.5%, from $1.2 billion at December 31, 2021. The increase was primarily due to a $118.3 million increase in single-family residential loan balances, a $100.8 million increase in construction loan balances, a $90.5 million increase in commercial loan balances, a $27.4 million increase in multi-family loan balances, a $15.5 million increase in commercial real estate loan balances, and a $6.5 million increase in home equity lines of credit. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (“Northpointe”), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The underlying loans were individually Mortgage Electronic Registered Systems (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions. This process on average took approximately 14 days. Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021 and had no loans outstanding under the program at December 31, 2022 and December 31, 2021.

Allowance for loan and lease losses (ALLL). The ALLL totaled $16.1 million at December 31, 2022, and increased $554,000, or 3.6%, from $15.5 million at December 31, 2021. The increase in the ALLL was due to $787,000 in provision expense, partially offset by net charge-offs of $233,000 during the year ended December 31, 2022. The ratio of the ALLL to total loans was 1.01% at December 31, 2022, compared to 1.26% at December 31, 2021. The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.03% at December 31, 2022, compared to 1.27% at December 31, 2021.

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

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Substandard loans of all classes within the commercial, commercial real estate, construction and multi-family residential loan segments, regardless of size, are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and are classified as impaired. See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding the ALLL.

Individually impaired loans totaled $175,000 at December 31, 2022, and decreased $2.8 million, or 94.1%, from $3.0 million at December 31, 2021. The decrease was primarily due to the payoffs of three impaired loans during the year ended December 31, 2022. The amount of the ALLL specifically allocated to individually impaired loans totaled $176 at December 31, 2022 and $20,000 at December 31, 2021. The decrease in the ALLL specifically allocated to impaired loans was primarily due to the payoffs of the three impaired loans.

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

Nonperforming loans, which are nonaccrual loans and loans 90 days past due but still accruing interest, totaled $761,000 at December 31, 2022, and decreased $236,000 from $997,000 at December 31, 2021. The decrease was primarily due to two nonaccrual consumer loans paying off, partially offset by two consumer loans and one commercial lease going into nonaccrual status, a partial charge off and principal paydowns of nonaccrual loans. The ratio of nonperforming loans to total loans was 0.05% at December 31, 2022, compared to 0.08% at December 31, 2021.

The following table presents information regarding the number and balance of nonperforming loans at December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
	# of loans	Balance	# of loans	Balance
	(dollars in thousands)
Commercial	2	$99	1	$147
Single-family residential real estate	3	641	3	656
Home equity lines of credit	1	18	2	194
Other Consumer	1	3	-	-
Total	7	$761	6	$997

Nonaccrual loans include some nonperforming loans that were previously modified and identified as TDRs. TDRs included in nonaccrual loans totaled $80,000 at December 31, 2022 and $147,000 at December 31, 2021. The decrease in TDRs included in nonaccrual loans was primarily due to a partial charge-down.

Nonaccrual loans at December 31, 2022 and December 31, 2021 do not include $95,000 and $2.8 million, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans increased by $1.4 million, or 23.4%, during the twelve months ended December 31, 2022. Loans designated as special mention increased $4.4 million, or 182.3%, and totaled $6.8 million at December 31, 2022, compared to $2.4 million at December 31, 2021. Loans classified as substandard decreased $2.9 million, or 81.0%, and totaled $681,000 at December 31, 2022, compared to $3.6 million at December 31, 2021. One commercial loan totaling $80,000 was classified as doubtful at December 31, 2022 compared to $147,000 at December 31, 2021. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding risk classification of loans.

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

Total past due loans decreased $1.5 million, and totaled $2.1 million at December 31, 2022, compared to $3.6 million at December 31, 2021. Past due loans totaled 0.1% of the loan portfolio at December 31, 2022, compared to 0.3% at December 31, 2021. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $117.9 million, or 27.6%, of CFBank’s commercial portfolio at December 31, 2022, compared to $120.1 million, or 35.6% at December 31, 2021. Interest only home equity lines of credit totaled $30.5 million, or 99.2%, of the total home equity lines of credit at December 31, 2022 compared to $23.9 million, or 98.7%, at December 31, 2021.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2022; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. There were no foreclosed assets at December 31, 2022 or December 31, 2021. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Premises and equipment. Premises and equipment, net, totaled $3.8 million at December 31, 2022, and decreased $2.1 million, or 35.6%, from $5.9 million at December 31, 2021. The decrease in premises and equipment was primarily related to the pending sale of the Company’s headquarters building in Worthington, Ohio. See Note 8, Premises and Equipment and Note 25, Other assets held for sale, in the accompanying Notes to Consolidated Financial Statements for additional information.

Deposits. Deposits totaled $1.5 billion at December 31, 2022, an increase of $281.6 million, or 22.6%, from $1.2 billion at December 31, 2021. The increase is primarily due to a $326.9 million increase in money market account balances, partially offset by a $26.4 million decrease in certificate of deposit account balances and a $16.9 million decrease in checking account balances. The increase in money market account balances during the year ended December 31, 2022 included several new Public Funds deposit relationships totaling $207 million. Noninterest-bearing deposit accounts totaled $263.2 million at December 31, 2022 and decreased $21.7 million from $284.9 million at December 31, 2021.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $291.8 million at December 31, 2022, and increased $13.7 million, or 4.9% from $278.1 million at December 31, 2021. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $157.9 million at December 31, 2022 and increased $99.5 million, or 170.5%, from $58.4 million at December 31, 2021.

FHLB advances and other debt. FHLB advances and other debt totaled $109.5 million at December 31, 2022, a increase of $19.8 million when compared to $89.7 million at December 31, 2021. The increase was primarily due to a $15.0 million increase in FHLB advances and a $5.2 million increase in our Holding Company credit facility.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of December 31, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $29.5 million on the facility.

At December 31, 2022 and 2021, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at December 31, 2022 or December 31, 2021.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.00%, or 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at December 31, 2022 and December 31, 2021.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank. The purpose of this warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.35% or 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed in the second quarter of 2021, had no outstanding balance at December 31, 2022 and December 31, 2021.

CFBank previously participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. At December 31, 2022 and December 31, 2021, the principal balance of PPPLF advances outstanding was $0 and $450,000, respectively. See the section below titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures Subordinated debentures totaled $14.9 million at December 31, 2022 and $14.9 million at December 31, 2021. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments were current at December 31, 2022 and December 31, 2021. See Note 11, Subordinated Debentures, in the accompanying Notes to Consolidated Financial Statements for additional information.

Stockholders’ equity. Stockholders’ equity totaled $139.2 million at December 31, 2022, an increase of $13.9 million, or 11.1%, from $125.3 million at December 31, 2021. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by dividends of $1.1 million, share repurchases of $2.5 million and a $1.9 million increase in other comprehensive loss.

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

Comparison of Results of Operations for 2022 and 2021

General. Net income for the year ended December 31, 2022 totaled $18.2 million (or $2.78 per diluted common share) and decreased $289,000, or 1.6%, compared to net income of 18.5 million (or $2.77 per diluted common share) for the year ended December 31, 2021. The decrease in net income was primarily due to a decrease in net gain on sale of loans, a decrease in net gain on sale of deposits and an increase in provision expense, which was partially offset by an increase in net interest income and a decrease in noninterest expenses.

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

Net interest income totaled $48.8 million for the year ended December 31, 2022 and increased $6.8 million, or 16.1%, compared to net interest income of $42.0 million for the year ended December 31, 2021. The increase in net interest income was primarily due to a $15.5 million, or 29.5%, increase in interest income, partially offset by a $8.7 million, or 84.1%, increase in interest expense. The increase in interest income was primarily attributed to a $167.9 million, or 12.2%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, coupled with a 58bps increase in average yield on interest-earning assets. The increase in interest expense was attributed to a 60bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $135.9 million, or 12.5%, increase in average interest-bearing liabilities. The net interest margin of 3.15% for the year ended December 31, 2022 increased 11bps compared to the net interest margin of 3.04% for the year ended December 31, 2021.

Interest income totaled $67.8 million for the twelve months ended December 31, 2022, and increased $15.5 million, or 29.5%, compared to $52.3 million for the twelve months ended December 31, 2021. The increase in interest income was primarily attributed to a $347.1 million, or 33.6%, increase in average loans outstanding, coupled with a 18bps increase in the average yield on loans, partially offset by a $238.7 million, or 97.4%, decrease in average loans held for sale outstanding.

Interest expense totaled $19.0 million for the twelve months ended December 31, 2022, and increased $8.7 million, or 84.1%, compared to $10.3 million for the twelve months ended December 31, 2021. The increase in interest expense was primarily attributed to a 60bps increase in the average rate of interest-bearing deposits, coupled with a $142.7 million, or 14.6%, increase in average interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the year ended December 31, 2022 was 787,000, compared to ($1.6) million in provision for loan and lease losses expense for the year ended December 31, 2021. Net charge-offs for the year ended December 31, 2022 totaled $233,000, compared to net recoveries of $86,000 for the year ended December 31, 2021.

The following table presents information regarding net charge-offs (recoveries) for 2022 and 2021.

	2022	2021
(Dollars in thousands)	Net charge-offs (recoveries)

Commercial	$263	$(56)
Single-family residential real estate	(19)	(9)
Home equity lines of credit	(11)	(21)
Total	$233	$(86)

See the section below titled “Financial Condition – Allowance for loan and lease losses” for additional information.

Noninterest income. Noninterest income for the year ended December 31, 2022 totaled $3.2 million and decreased $8.4 million, or 72.4%, compared to $11.6 million for the year ended December 31, 2021. The decrease was primarily due to a $5.3 million decrease in net gain on sale of residential loans, a $1.9 million decrease in gain on sale of deposits and a $1.1 million increase in the net gain on sales of commercial loans. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision in early 2021 to scale down and exit the direct-to-consumer mortgage business in favor of lending in our regional markets. The decrease in gain on sale of deposits was a result of the sale of CFBank’s two Columbiana County branches in July 2021.

Noninterest expense. Noninterest expense for the year ended December 31, 2022 totaled $28.6 million and decreased $3.9 million, or 11.8%, compared to $32.5 million for the year ended December 31, 2021. The decrease in noninterest expense during the year ended December 31, 2022 was primarily due to a $2.6 million decrease in advertising and promotion expense, a $1.8 million decrease in salaries and employee benefits expense, and a $1.6 million decrease in professional fees expense, partially offset by a $721,000 increase in data processing expense and a $570,000 increase on impairment of property and equipment. The decreases in advertising and marketing expense, salaries and employee benefits expense, and professional fee expense were primarily the result of the Company’s decision in early 2021 to scale down and exit the direct-to-consumer mortgage business in favor of lending in our regional markets as previously discussed. The increase in data processing expense was primarily related to the conversion of our core processing system during the third quarter of 2022. The impairment of property and equipment was related to the pending sale of our Worthington headquarters building.

Income taxes. Income tax expense was $4.4 million for the year ended December 31, 2022, an increase of $63,000, compared to $4.4 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was approximately 19.6%, as compared to approximately 19.1% for the year ended December 31, 2021.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2022 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, historic tax credits, bank owned life insurance and other miscellaneous items.

Comparison of Results of Operations for 2021 and 2020

General. Net income for the year ended December 31, 2021 totaled $18.5 million (or $2.77 per diluted common share) and decreased $11.1 million, or 37.7%, compared to net income of $29.6 million (or $4.47 per diluted common share) for the year ended December 31, 2020. The decrease in net income was primarily the result of a decrease in the net gain on sale of loans which was driven by significantly lower refinance opportunities coupled with lower margins on loan sales. The decrease in the net gain on sale of loans was partially offset by an increase in net interest income, a decrease in provision expense and a decrease in noninterest expenses.

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

Provision for loan and lease losses. The provision for loan and lease losses expense for the year ended December 31, 2021 was ($1.6) million compared to $10.9 million in provision for loan and lease losses expense for the year ended December 31, 2020. The decrease in the provision for loan and lease losses in 2021 was based on the improved economic outlook and continued strong credit quality of our loan portfolio. Net recoveries for the year ended December 31, 2021 totaled $86,000, compared to net charge-offs of $1.0 million for the year ended December 31, 2020.

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

Noninterest income. Noninterest income for the year ended December 31, 2021 totaled $11.6 million and decreased $48.4 million, or 80.6%, compared to $60.0 million for the year ended December 31, 2020. The decrease was primarily due to a $52.4 million decrease in net gain on sale of loans, partially offset by a $1.9 million increase in gain on sale of deposits and a $1.4 million increase in the net gain on sales of SBA loans. As previously discussed, the decrease in net gain on sale of loans was the result of the Company’s decision early 2021 to strategically scale down its Residential Mortgage Business in response to the shift in the residential mortgage industry. The increase in the net gain on sale of deposits was a result of the sale of CFBank’s two Columbiana County branches that closed on July 16, 2021.

Noninterest expense. Noninterest expense for the year ended December 31, 2021 totaled $32.5 million and decreased $8.1 million, or 20.1%, compared to $40.6 million for the year ended December 31, 2020. The decrease in noninterest expense during the year ended December 31, 2021 was primarily due to a $5.0 million decrease in salaries and employee benefits expense, a $2.6 million decrease in advertising and promotion expense and a $722,000 decrease in professional fees expense, partially offset by a $650,000 increase in FDIC premiums. The decreases in salaries and employee benefits, advertising and promotion expense and professional fees expense were primarily the result of the scaling down of our residential mortgage lending business. The increase in FDIC expense was related to increased asset and deposit levels.

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

	For the Years Ended December 31,
	2022			2021			2020
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,805	$881	4.58%	$19,311	$756	3.93%	$10,285	$161	1.59%
Loans held for sale	6,509	172	2.64%	245,164	5,572	2.27%	214,177	6,231	2.91%
Loans and leases (3)	1,379,192	63,545	4.61%	1,032,075	45,684	4.43%	798,572	35,620	4.46%
Other earning assets	138,805	2,818	2.03%	79,017	102	0.13%	61,451	175	0.28%
FHLB and FRB stock	7,413	348	4.69%	6,220	234	3.76%	5,006	199	3.98%
Total interest-earning assets	1,549,724	67,764	4.37%	1,381,787	52,348	3.79%	1,089,491	42,386	3.89%
Noninterest-earning assets	79,467			79,393			55,597
Total assets	$1,629,191			$1,461,180			$1,145,088

Interest-bearing liabilities:
Deposits	$1,121,003	15,952	1.42%	$978,258	8,014	0.82%	$739,462	11,911	1.61%
FHLB advances and other borrowings	101,757	3,022	2.97%	108,637	2,295	2.11%	148,887	2,667	1.79%
Total interest-bearing liabilities	1,222,760	18,974	1.55%	1,086,895	10,309	0.95%	888,349	14,578	1.64%
Noninterest-bearing liabilities	273,789			255,855			164,337
Total liabilities	1,496,549			1,342,750			1,052,686

Equity	132,642			118,430			92,402
Total liabilities and equity	$1,629,191			$1,461,180			$1,145,088

Net interest-earning assets	$326,964			$294,892			$201,142
Net interest income/interest rate spread		$48,790	2.82%		$42,039	2.84%		$27,808	2.25%
Net interest margin			3.15%			3.04%			2.55%

Average interest-earning assets to average interest-bearing liabilities	126.74%			127.13%			122.64%

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

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021
	Compared to Year Ended			Compared to Year Ended
	December 31, 2021			December 31, 2020
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$165	$(40)	$125	$373	$222	$595
Loans held for sale	780	(6,180)	(5,400)	(1,482)	823	(659)
Loans and leases	1,936	15,925	17,861	(274)	10,338	10,064
Other earning assets	2,584	132	2,716	(114)	41	(73)
FHLB and FRB stock	64	50	114	(11)	46	35
Total interest-earning assets	5,529	9,887	15,416	(1,508)	11,470	9,962

Interest-bearing liabilities:
Deposits	6,627	1,311	7,938	(6,994)	3,097	(3,897)
FHLB advances and other borrowings	880	(153)	727	427	(799)	(372)
Total interest-bearing liabilities	7,507	1,158	8,665	(6,567)	2,298	(4,269)

Net change in net interest income	$(1,978)	$8,729	$6,751	$5,059	$9,172	$14,231

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$154,410	$168,953
Additional borrowing capacity at the FHLB	187,854	113,077
Additional borrowing capacity at the FRB	105,119	72,195
Unused commercial bank lines of credit	65,000	65,000
Total	$512,383	$419,225

Cash, unpledged securities and deposits in other financial institutions decreased $14.6 million, or 8.61%, to $154.4 million at December 31, 2022, compared to $169.0 million at December 31, 2021. The decrease was primarily attributed to an increase in net loans, partially offset by an increase in deposits and decreases in loans held for sale and securities.

CFBank’s additional borrowing capacity with the FHLB increased $74.8 million, or 66.1%, to $187.9 million at December 31, 2022, compared to $113.1 million at December 31, 2021. The increase is primarily attributed to an increase in pledged collateral.

CFBank’s additional borrowing capacity at the FRB increased $32.9 million, or 45.6%, to $105.1 million at December 31, 2022 from $72.2 million at December 31, 2021. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at December 31, 2022 and December 31, 2021.

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

Management believes that the Holding Company had adequate funds at December 31, 2022 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $390,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 7.58% at December 31, 2022.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At December 31, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $29.5 million on the facility.

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.

The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company. Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior regulatory approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2022. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Management actively monitors and manages interest rate risk. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital. We measure the effect of interest rate changes on CFBank’s economic value of equity (EVE), which is the difference between the estimated market value of CFBank’s assets and liabilities under different interest rate scenarios. The change in the EVE ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and CFBank did not change existing strategies. At December 31, 2022, CFBank’s EVE ratios, using interest rate shocks ranging from a 400 bps rise in rates to a 400 bps decline in rates, are shown in the following table. All values are within the acceptable range established by CFBank’s Board of Directors.

Economic Value of Equity
as a Percent of Assets
(CFBank only)
Basis Point	Economic
Change in Rates	Value Ratio
+400	8.1%
+300	8.7%
+200	9.2%
+100	9.9%
0	10.5%
-100	11.1%
-200	11.7%
-300	12.2%
-400	12.4%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting as described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

This annual report does not contain an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Timothy T. O’Dell

Timothy T. O’Dell

President and Chief Executive Officer

/s/ Kevin J. Beerman

Kevin J. Beerman

Executive Vice President and Chief Financial Officer

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

CF Bankshares Inc.

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CF Bankshares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $16.1 million at December 31, 2022. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan Losses” accounting policy around this estimate. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of specific, and general components. The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying

Report of Independent Registered Public Accounting Firm

value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Our audit procedures related to the estimated allowance for loan losses included:

•Testing the design effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans.

•Testing clerical and computational accuracy of the formulas within the Company’s ALLL calculation.

•Testing of completeness and accuracy of the underlying data utilized in the ALLL

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

/s/ FORVIS, LLP

FORVIS, LLP

(Formerly, BKD, LLP)

We have served as the Company's auditor since 2014.

Indianapolis, Indiana

March 31, 2023

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$151,787	$166,591
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	10,442	16,347
Equity securities	5,000	5,000
Loans held for sale, at fair value	580	27,988
Loans and leases, net of allowance of $16,062 and $15,508	1,572,255	1,214,149
FHLB and FRB stock	7,942	7,315
Premises and equipment, net	3,778	5,869
Other assets held for sale	1,930	-
Operating lease right-of-use assets	1,357	1,925
Bank owned life insurance	25,641	25,743
Accrued interest receivable and other assets	39,362	24,562
Total assets	$1,820,174	$1,495,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$263,241	$284,935
Interest bearing	1,264,681	961,417
Total deposits	1,527,922	1,246,352
FHLB advances and other debt	109,461	89,727
Advances by borrowers for taxes and insurance	3,513	2,752
Operating lease liabilities	1,438	2,032
Accrued interest payable and other liabilities	23,670	14,513
Subordinated debentures	14,922	14,883
Total liabilities	1,680,926	1,370,259

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,601,289 at December 31, 2022 and 5,485,980 at December 31, 2021	56	55
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at December 31, 2022 and 1,260,700 at December 31, 2021	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 shares issued at December 31, 2022 and 0 shares issued at December 31, 2021	-	-
Additional paid-in capital	89,813	88,528
Retained earnings	61,095	44,084
Accumulated other comprehensive loss	(2,037)	(170)
Treasury stock, at cost; 365,165 shares of voting common stock at December 31, 2022 and 246,432 shares of voting common stock at December 31, 2021	(9,692)	(7,180)
Total stockholders' equity	139,248	125,330
Total liabilities and stockholders' equity	$1,820,174	$1,495,589

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Interest and dividend income
Loans and leases, including fees	$63,717	$51,256	$41,851
Securities	881	756	161
FHLB and FRB stock dividends	348	234	199
Federal funds sold and other	2,818	102	175
	67,764	52,348	42,386
Interest expense
Deposits	15,952	8,014	11,911
FHLB advances and other debt	2,040	1,398	1,729
Subordinated debentures	982	897	938
	18,974	10,309	14,578
Net interest income	48,790	42,039	27,808
Provision for loan and lease losses	787	(1,600)	10,915
Net interest income after provision for loan and lease losses	48,003	43,639	16,893

Noninterest income
Service charges on deposit accounts	1,135	845	633
Net gains on sales of residential mortgage loans	656	5,916	58,298
Net gains on sales of SBA loans	353	1,443	68
Gain (loss) on redemption of life insurance policies	(173)	383	-
Earnings on bank owned life insurance	598	532	145
Gain on sale of deposits	-	1,893	-
Swap fee income	190	194	651
Other	451	434	198
	3,210	11,640	59,993
Noninterest expense
Salaries and employee benefits	15,125	16,948	21,987
Occupancy and equipment	1,253	1,120	1,077
Data processing	2,807	2,086	1,812
Franchise and other taxes	1,151	975	740
Professional fees	2,758	4,348	5,070
Director fees	632	622	648
Postage, printing and supplies	183	146	172
Advertising and marketing	431	3,061	5,624
Telephone	249	263	219
Loan expenses	694	352	304
Depreciation	496	435	381
FDIC premiums	1,130	1,238	588
Regulatory assessment	272	261	181
Other insurance	177	158	106
Impairment of property and equipment	570	-	-
Other	693	448	1,694
	28,621	32,461	40,603
Income before incomes taxes	22,592	22,818	36,283
Income tax expense	4,428	4,365	6,675
Net income	18,164	18,453	29,608
Earnings allocated to participating securities (Series C preferred stock)	-	-	(2,280)
Net income attributable to common stockholders	$18,164	$18,453	$27,328

Earnings per common share:
Basic	$2.84	$2.84	$4.53
Diluted	$2.78	$2.77	$4.47

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMREHENSIVE INCOME

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Net income	$18,164	$18,453	$29,608
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to investment securities available for sale, net of tax of ($496), ($71) and $18:	(1,867)	(266)	68
Other comprehensive income (loss), net of tax	(1,867)	(266)	68
Comprehensive income	$16,297	$18,187	$29,676

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	Voting	Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at January 1, 2020	$54	-	86,903	(2,932)	28	(3,389)	80,664
Net income				29,608			29,608
Other comprehensive income					68		68
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			711				711
Stock options exercised			36				36
Acquisition of 2,158 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(32)	(32)
Purchase of 61,000 treasury shares						(648)	(648)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Dividends declared ( $0.03 per share)				(197)			(197)
Balance at December 31, 2020	54	13	87,637	26,479	96	(4,069)	110,210
Net income				18,453			18,453
Other comprehensive income					(266)		(266)
Issuance of 69,960 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			707				707
Stock options exercised			185				185
Acquisition of 2,261 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(43)	(43)
Acquisition of 4,522 treasury shares surrendered upon exercise of stock options for payment of taxes and exercise price						(96)	(96)
Purchase of 143,551 treasury shares						(2,972)	(2,972)
Dividends declared ( $0.13 per share)				(848)			(848)
Balance at December 31, 2021	55	13	88,528	44,084	(170)	(7,180)	125,330
Net income				18,164			18,164
Other comprehensive loss					(1,867)		(1,867)
Issuance of 69,648 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			899				899
Stock options exercised			387				387
Acquisition of 3,424 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(73)	(73)
Acquisition of 4,366 treasury shares surrendered upon exercise of stock options for payment of exercise price						(100)	(100)
Purchase of 110,998 treasury shares						(2,339)	(2,339)
Dividends declared ( $0.18 per share)				(1,153)			(1,153)
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Net income	$18,164	$18,453	$29,608
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	787	(1,600)	10,915
Depreciation	496	435	381
Amortization, net	(881)	(2,505)	(1,510)
Deferred income tax (benefit)	215	773	(3,045)
Originations of loans held for sale	(97,265)	(2,358,511)	(2,229,042)
Proceeds from sale of loans held for sale	123,655	2,602,993	2,130,712
Net gains on sales of residential mortgage loans	(656)	(5,916)	(58,298)
Net gains on sales of SBA loans	(353)	(1,443)	(68)
Gain on sale of deposits	-	(1,893)	-
Write-down of premises and equipment	570	17	265
Earnings on bank owned life insurance	(598)	(532)	(145)
Loss (gain) on redemption of life insurance policies	173	(383)	-
Stock-based compensation expense	899	707	711
Net change in:
Accrued interest receivable and other assets	(6,475)	17,880	(18,451)
Operating lease right-of-use asset	568	461	393
Operating lease right-of-use liability	(594)	(498)	(428)
Accrued interest payable and other liabilities	1,059	(15,135)	14,537
Net cash from (used by) operating activities	39,764	253,303	(123,465)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	3,517	5,030	5,091
Purchases	-	(13,070)	(5,552)
Purchase of equity securities	-	-	(5,000)
Purchase of bank owned life insurance	-	(8,000)	(12,000)
Loan and lease originations and payments, net	(364,759)	(311,232)	(241,102)
Purchase of loans and leases	(3,698)	(18,677)	-
Proceeds from the sale of loans	12,569	33,361	1,439
Additions to premises and equipment	(905)	(2,962)	(385)
Purchase of FRB and FHLB stock	(627)	(1,468)	(1,839)
Purchase of other investments	-	(1,500)	(1,000)
Return of investment- joint ventures	582	756	594
Proceeds from the redemption of life insurance policies	-	661	-
Proceeds from the sale of premises and equipment	-	371	-
Net cash used by investing activities	(353,321)	(316,730)	(259,754)
Cash flows from financing activities:
Net change in deposits	281,570	237,593	366,747
Cash paid for assumption of deposits in branch sale	-	(102,418)	-
Proceeds from FHLB advances and other debt	40,150	174,277	575,137
Repayments on FHLB advances and other debt	(20,450)	(228,964)	(452,224)
Net change in warehouse line of credit	-	(70,013)	70,013
Net change in advances by borrowers for taxes and insurance	761	1,723	100
Cash dividends paid on common stock	(1,153)	(848)	(195)
Proceeds from exercise of stock options	387	185	36
Acquisition of treasury shares surrendered upon vesting of restricted stock and exercised options for payment of taxes and exercise proceeds	(173)	(139)	(32)
Purchase of treasury shares	(2,339)	(2,972)	(648)
Net cash from financing activities	298,753	8,424	558,934
Net change in cash and cash equivalents	(14,804)	(55,003)	175,715
Beginning cash and cash equivalents	166,591	221,594	45,879
Ending cash and cash equivalents	$151,787	$166,591	$221,594

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share data)

	2022	2021	2020
Supplemental cash flow information:
Interest paid	$18,362	$10,579	$14,296
Income tax paid	2,450	3,850	10,300
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$1,674	$16,611	$1,725
Transfer from premises and equipment to assets held for sale	1,930	-	-
Investment payable on limited liability corporation and limited partnership	8,097	7,764	500
Initial recognition of operating right-of-use lease asset	-	999	-
Initial recognition of operating right-of-use lease liability	-	999	-
Loans held for sale funded with other debt, net of repayments	-	-	(7,517)
Dividends payable	-	-	2
Redemption proceeds receivable on life insurance policy	528	-	-

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

CFBank provides financial services through its eight full-service banking offices in the metro markets of Columbus, Cincinnati, Cleveland and Akron, Ohio and Indianapolis, Indiana. Its primary deposit products are commercial and retail checking, savings, money market and term certificate accounts. Its primary lending products are commercial and commercial real estate, residential mortgages and installment loans. There are no significant concentrations of loans to any one industry or customer segment. However, our customers’ ability to repay their loans is dependent on general economic conditions and the real estate values in their geographic areas.

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

Cash in Excess of FDIC Limits: At December 31, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $136.9 million. Approximately $133.2 million of that amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Cincinnati, which is not federally insured.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature in April, 2025 and are carried at cost. As of December 31, 2022 and December 31, 2021, there was $100 in interest-bearing deposits in other financial institutions.

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

Concentration of Credit Risk: Most of the Company’s primary business activity is with customers located within the Ohio counties of Franklin, Delaware, Hamilton, Cuyahoga and Summit and Marian County, Indiana and contiguous counties. Therefore, the Company’s exposure to credit risk can be affected by changes in the economies within these counties. Although these counties are the Company’s primary market area for loans, the Company originates residential and commercial real estate loans throughout the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Single-family residential real estate loans: Single-family residential real estate loans include permanent conventional mortgage loans secured by single-family residences that we originate for portfolio and purchased loans located primarily within our primary market area. Credit approval for single-family residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment and an established credit record. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance may be required when the LTV exceeds 80%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Low Income Housing Tax Credits (LIHTC): The Company has invested in LIHTCs through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the LIHTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

Historic Tax Credits: The Company made equity investments as a non-managing member in two entities that received historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code. The Company receives a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time. The HTC investments are accounted for under the equity method of accounting and are included in accrued interest receivable and other assets on the consolidated balance sheets. The Company’s recorded investment in these entities was $2,097 at December 31, 2022 and 2021. The maximum exposure to loss related to these investments was $2,097 at December 31, 2022, representing the Company’s investment balance.

Joint Ventures: The Holding Company has contributed funds into a series of joint ventures (equity stake) for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The joint ventures are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on a rate of return on the outstanding investment balance. As units are sold, the Holding Company receives an additional incentive payment, which is recognized as income. Under ASU 2016-15, the Company has elected the nature of distribution approach to recognize returns from equity method investments. Returns on investment are classified as cash flows from operating activities and returns of investment are classified as investing activities. The balance outstanding in joint ventures at December 31, 2022 and December 31, 2021 was $1,568 and $2,150, respectively. Income recognized on the joint ventures was $172, $224, and $173, respectively, for 2022, 2021 and 2020.

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

Federal Reserve Bank (FRB) stock: CFBank is a member of the Federal Reserve System and is required to own a certain amount of stock in the FRB. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to directors and employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the required service period for each separately vesting portion of the award. Forfeitures are recognized as incurred.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters at December 31, 2022 that will have a material effect on the financial statements. See Note 22 – Contingent Liabilities.

Restrictions on Cash: Cash on deposit with the FHLB included $3,300 pledged as collateral for FHLB advances at December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Recent and Future Accounting Pronouncements and Developments:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). FASB subsequently approved a delay in adoption for Smaller Reporting Companies. The Company has completed an analysis to determine that it qualifies as a Smaller Reporting Company. As such, adoption can be postponed until periods beginning after December 15, 2022 (i.e., January 1, 2023, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Current Expected Credit Losses (“CECL”) methodology applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the ALLL: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A lookback to March 31, 2000 will be utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

The Company began working with its third-party service provider to review parallel reports in January 2019. At the end of the second quarter of 2022, the Company evaluated and refined its methodology and produced a parallel report for the calculation of the ALLL under the ASU guidance. The Company will contract with a third party to begin an independent validation of its processes and methodology.

The ALLL has been computed through 2022 by applying historical loss rates, adjusted for qualitative factors, to pools of loans. Upon implementation of the ASU, the expected loss estimate will be made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the adoption of the ASU is estimated to be a one-time cumulative-effect adjustment to our reserves for loans and unfunded commitments of approximately $15.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for computing the ALLL including, but not limited to, economic conditions, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company does not anticipate any material changes to its business practices as a result of implementing the ASU. The Company will adopt ASU 2016-13 on January 1, 2023.

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company will adopt ASU 2022-02 on January 1, 2023.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 but were extended by ASU 2022-06 as described below. The Company has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments. The transition from LIBOR is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was issued to extend the period of time preparers can use the reference rate reform relief guidance under the ASC Topic 848 from December 31, 2022 to December 31, 2024. The FASB had previously included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. At the time that ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting was issued, the UK Financial Conduct Authority had established the intent that it would no longer be necessary for banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022, 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. The amendments of ASU 2022-06 were effective immediately. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the Company will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Corporate debt	$9,978	$-	$2,478	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,025	-	100	2,925
Mortgage-backed securities - residential	17	-	-	17
Total	$13,020	$-	$2,578	$10,442

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Corporate debt	$9,976	$-	$226	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,551	31	21	6,561
Mortgage-backed securities - residential	35	1	-	36
Total	$16,562	$32	$247	$16,347

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at December 31, 2022 or December 31, 2021.

There were no sales of securities during the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

The amortized cost and fair value of debt securities at December 31, 2022 and December 31, 2021 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,001	$1,961	$3,504	$3,518
Due from one to five years	1,024	964	3,047	3,043
Due from five to ten years	9,978	7,500	9,976	9,750
Mortgage-backed securities - residential	17	17	35	36
Total	$13,020	$10,442	$16,562	$16,347

Fair value of securities pledged was as follows:

	At December 31,
	2022	2021	2020
Pledged as collateral for:
FHLB advances	$967	$1,016	$1,017
Public deposits	479	501	3,060
Mortgage banking derivatives	-	1,504	3,016
Total	$1,446	$3,021	$7,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At year-end 2022, 2021 and 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2022 and December 31, 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,500	$2,478	$7,500	$2,478
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,482	19	1,443	81	2,925	100
Mortgage-backed securities - residential (1)	17	-	-	-	17	-
Total temporarily impaired	$1,499	$19	$8,943	$2,559	$10,442	$2,578

(1)Unrealized loss is less than $1 resulting in rounding to zero.

December 31, 2021	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$9,750	$226	$-	$-	$9,750	$226
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,024	21	-	-	3,024	21
Total temporarily impaired	$12,774	$247	$-	$-	$12,774	$247

The unrealized losses at December 31, 2022 were related to one Corporate debt security, two Mortgage-backed securities and multiple U.S. Treasuries. The unrealized losses at December 31, 2021 were related to one Corporate debt security and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and would unlikely be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2022 and December 31, 2021.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	December 31, 2022	December 31, 2021
Commercial (1)	$427,423	$336,881
Real estate:
Single-family residential	465,057	346,797
Multi-family residential	104,148	76,785
Commercial	375,092	359,562
Construction	184,122	83,360
Consumer:
Home equity lines of credit	30,748	24,228
Other	1,727	2,044
Subtotal	1,588,317	1,229,657
Less: ALLL	(16,062)	(15,508)
Loans and Leases, net	$1,572,255	$1,214,149

(1)Includes $20,768 and $23,157 of commercial leases at December 31, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Included in Commercial loans at December 31, 2022 and December 31, 2021, were $50 and $445, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee PPP loans to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated had a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of our PPP loans were pledged as collateral on borrowings under the FRB’s Paycheck Protection Program Lending Facility (“PPPLF”). At December 31, 2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 10 - FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program:

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (“Northpointe”), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The underlying loans were individually Mortgage Electronic Registered Systems (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions. This process on average took approximately 14 days. Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021 and had no loans outstanding under the program at December 31, 2022 and December 31, 2021.

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

The following tables present the activity in the ALLL by portfolio segment for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508
Addition to (reduction in) provision for loan losses	900	547	170	(1,650)	900	50	(130)	787
Charge-offs	(263)	-	-	-	-	-	-	(263)
Recoveries	-	19	-	-	-	11	-	30
Ending balance	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062

	December 31, 2021
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022
Addition to (reduction in) provision for loan losses	645	2,040	360	(4,150)	(510)	(25)	40	(1,600)
Charge-offs	-	(17)	-	-	-	-	-	(17)
Recoveries	56	26	-	-	-	21	-	103
Ending balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2020
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138
Addition to (reduction in) provision for loan losses	2,005	745	20	6,580	1,495	15	55	10,915
Charge-offs	(648)	(425)	-	-	-	(21)	-	(1,094)
Recoveries	15	31	-	-	-	17	-	63
Ending balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on impairment method as of December 31, 2022:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,764	3,914	997	3,384	2,644	333	26	16,062
Total ending allowance balance	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062

Loans:
Individually evaluated for impairment	$80	$95	$-	$-	$-	$-	$-	$175
Collectively evaluated for impairment	427,343	464,962	104,148	375,092	184,122	30,748	1,727	1,588,142
Total ending loan balance	$427,423	$465,057	$104,148	$375,092	$184,122	$30,748	$1,727	$1,588,317

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on impairment method as of December 31, 2021:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$20	$-	$-	$-	$20
Collectively evaluated for impairment	4,127	3,348	827	5,014	1,744	272	156	15,488
Total ending allowance balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508

Loans:
Individually evaluated for impairment	221	$99	$-	$2,658	$-	$-	$-	$2,978
Collectively evaluated for impairment	336,660	346,698	76,785	356,904	83,360	24,228	2,044	1,226,679
Total ending loan balance	$336,881	$346,797	$76,785	$359,562	$83,360	$24,228	$2,044	$1,229,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2022, 2021 and 2020. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs. Cash payments of interest on these loans during the twelve months ended December 31, 2022, 2021 and 2020 totaled $47, $169 and $159, respectively.

At or for the year ended December 31, 2022:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	371	80	-	125	1
Real estate:
Single-family residential (1)	95	95	-	97	5
Commercial:
Non-owner occupied	-	-	-	350	17
Total with an allowance recorded	466	175	-	572	23
Total	$466	$175	$-	$572	$23

(1)Allowance recorded is less than $1 resulting in rounding to zero

At or for the year ended December 31, 2021:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	485	221	-	241	9
Real estate:
Single-family residential (1)	99	99	-	101	6
Commercial:
Non-owner occupied	2,658	2,658	20	2,688	150
Total with an allowance recorded	3,242	2,978	20	3,030	165
Total	$3,242	$2,978	$20	$3,030	$165

(1)Allowance recorded is less than $1 resulting in rounding to zero

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At or for the year ended December 31, 2020:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	533	268	-	489	10
Real estate:
Single-family residential (1)	104	104	-	106	4
Commercial:
Non-owner occupied	2,718	2,718	23	2,728	150
Total with an allowance recorded	3,355	3,090	23	3,323	164
Total	$3,355	$3,090	$23	$3,323	$164

(1)Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents the recorded investment in nonperforming loans by class of loans as of December 31, 2022 and 2021:

	2022	2021
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	99	147
Real estate:
Single-family residential	641	656
Commercial:
Consumer:
Home equity lines of credit:
Originated for portfolio	18	153
Purchased for portfolio	-	41
Other consumer	3	-
Total nonaccrual	761	997
Total nonperforming loans	$761	$997

Nonaccrual loans include both single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at December 31, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2022:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$255	$-	$99	$354	$427,069	$-
Real estate:
Single-family residential	966	167	563	1,696	463,361	78
Multi-family residential	-	-	-	-	104,148	-
Commercial:
Non-owner occupied	-	-	-	-	169,686	-
Owner occupied	-	-	-	-	172,698	-
Land	-	-	-	-	32,708	-
Construction	-	-	-	-	184,122	-
Consumer:
Home equity lines of credit:
Originated for portfolio	29	-	18	47	30,701	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	3	3	1,724	-
Total	$1,250	$167	$683	$2,100	$1,586,217	$78

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2021:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$336,881	$147
Real estate:
Single-family residential	2,144	652	563	3,359	343,438	93
Multi-family residential	-	-	-	-	76,785	-
Commercial:
Non-owner occupied	-	-	-	-	185,130	-
Owner occupied	-	-	-	-	134,352	-
Land	-	-	-	-	40,080	-
Construction	-	-	-	-	83,360	-
Consumer:
Home equity lines of credit:
Originated for portfolio	2	-	153	155	23,909	-
Purchased for portfolio	-	-	41	41	123	-
Other	-	-	-	-	2,044	-
Total	$2,146	$652	$757	$3,555	$1,226,102	$240

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

As of December 31, 2022 and December 31, 2021, TDRs totaled $175 and $2,978, respectively. The Company allocated $0 and $20 of specific reserves to loans modified in TDRs as of December 31, 2022 and 2021 respectively. The Company had not committed to lend any additional amounts as of December 31, 2022 or 2021 to customers with outstanding loans that were classified as nonaccrual TDRs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the year ended December 31, 2022 and December 31, 2021, there were no loans modified as a TDR.

There was one TDR that went into payment default during the year ended December 31, 2022. There were no TDR’s that went into payment default during the year ended December 31, 2021.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At December 31, 2022 and 2021, nonaccrual TDRs were as follows:

	2022	2021
Commercial	$80	$147
Total	$80	$147

Nonaccrual loans at December 31, 2022 and 2021 did not include $95 and $2,831, respectively, of TDRs where customers had established a sustained period of repayment performance, generally six months, the loans were current according to their modified terms and repayment of the remaining contractual payments was expected. These loans are included in total impaired loans.

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

Loans not meeting the criteria to be classified into one of the above categories are considered to be not rated or pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. Loans listed as pass-rated are loans that are subject to internal loan reviews and are determined not to meet the criteria required to be classified as special mention, substandard, doubtful or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans as of December 31, 2022 and based on the most recent analysis performed follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$422,673	$4,651	$19	$80	$427,423
Real estate:
Single-family residential	451,939	12,477	-	641	-	465,057
Multi-family residential	-	104,148	-	-	-	104,148
Commercial:
Non-owner occupied	-	168,731	955	-	-	169,686
Owner occupied	-	171,998	700	-	-	172,698
Land	-	32,708	-	-	-	32,708
Construction	3,084	180,520	518	-	-	184,122
Consumer:
Home equity lines of credit:
Originated for portfolio	30,730	-	-	18	-	30,748
Purchased for portfolio	-	-	-	-	-	-
Other	1,724	-	-	3	-	1,727
	$487,477	$1,093,255	$6,824	$681	$80	$1,588,317

The recorded investment in loans and leases by risk category and class of loans as of December 31, 2021 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$336,660	$-	$74	$147	$336,881
Real estate:
Single-family residential	346,141	-	-	656	-	346,797
Multi-family residential	-	76,785	-	-	-	76,785
Commercial:
Non-owner occupied	-	182,472	-	2,658	-	185,130
Owner occupied	-	132,470	1,882	-	-	134,352
Land	-	40,080	-	-	-	40,080
Construction	-	82,825	535	-	-	83,360
Consumer:
Home equity lines of credit:
Originated for portfolio	23,911	-	-	153	-	24,064
Purchased for portfolio	123	-	-	41	-	164
Other	2,044	-	-	-	-	2,044
	$372,219	$851,292	$2,417	$3,582	$147	$1,229,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Leases:

The following lists the components of the net investment in direct financing leases:

	December 31, 2022	December 31, 2021
Total minimum lease payments to be received	$22,533	$25,488
Less: unearned income	(1,798)	(2,385)
Plus: Indirect initial costs	33	54
Net investment in direct financing leases	$20,768	$23,157

The following summarizes the future minimum lease payments receivable in subsequent fiscal years:

2023	$6,903
2024	6,375
2025	5,606
2026	2,975
2027	624
Thereafter	50
$22,533

NOTE 5 – FORECLOSED ASSETS

There were no foreclosed assets at December 31, 2022 and December 31, 2021.

There was no activity in the valuation allowance account or any write-downs during the years ended December 31, 2022 and 2021.

There were no expenses related to foreclosed assets during the years ended December 31, 2022, 2021 and 2020.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at December 31, 2022 Using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,925
Mortgage-backed securities - residential	17
Total securities available for sale	$10,442
Loans held for sale	$580
Derivative assets	$4,233
Financial Liabilities:
Derivative liabilities	$4,233

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at December 31, 2022 or December 31, 2021. There were no transfers of assets or liabilities measured at fair value between levels during 2022 or 2021.

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022 are summarized below:

Fair Value Measurements at December 31, 2022 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$80
Other assets held for sale	$1,930

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2021.

There was a $27 write down of an impaired collateral-dependent loan during the year ended December 31, 2022. Impaired loans that are measured for impairment using the fair value of the collateral for collateral-dependent loans had a principal balance of $80 with a valuation allowance of $0 at December 31, 2022.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$80	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	64.00%
Other assets held for sale	$1,930	Contract value less costs to sell	Sales commission	4.00%

Financial Instruments Recorded Using Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of December 31, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2022 and December 31, 2021, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	December 31, 2022	December 31, 2021
Aggregate fair value	$580	$27,988
Contractual balance	580	27,632
Gain	-	356

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2022, 2021 and 2020 for loans held for sale were:

	2022	2021	2020
Interest income	$172	$5,572	$6,231
Interest expense	-	-	-
Change in fair value	(356)	(8,408)	7,046
Total change in fair value	$(184)	$(2,836)	$13,277

The carrying amounts and estimated fair values of financial instruments at year-end 2022 were as follows:

	Fair Value Measurements at December 31, 2022 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$151,787	$151,787	$-	$-	$151,787
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,442	-	10,442	-	10,442
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	580	-	580	-	580
Loans and leases, net	1,572,255	-	-	1,542,796	1,542,796
FHLB and FRB stock	7,942	n/a	n/a	n/a	n/a
Accrued interest receivable	8,067	70	176	7,821	8,067
Other assets held for sale	1,930	-	-	1,930	1,930
Derivative assets	4,233	-	4,233	-	4,233

Financial liabilities
Deposits	$(1,527,922)	$(969,797)	$(545,871)	$-	$(1,515,668)
FHLB advances and other debt	(109,461)	-	(105,715)	-	(105,715)
Advances by borrowers for taxes and insurance	(3,513)	-	-	(3,513)	(3,513)
Subordinated debentures	(14,922)	-	(14,621)	-	(14,621)
Accrued interest payable	(840)	-	(840)	-	(840)
Derivative liabilities	(4,233)	-	(4,233)	-	(4,233)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at year-end 2021 were as follows:

	Fair Value Measurements at December 31, 2021 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$166,591	$166,591	$-	$-	$166,591
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	16,347	-	16,347	-	16,347
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	27,988	-	27,988	-	27,988
Loans and leases, net	1,214,149	-	-	1,231,228	1,231,228
FHLB and FRB stock	7,315	n/a	n/a	n/a	n/a
Accrued interest receivable	4,143	2	91	3,947	4,040
Yield maintenance provisions (embedded derivatives)	538	-	538	-	538
Interest rate lock commitments	555	-	555	-	555

Financial liabilities
Deposits	$(1,246,352)	$(661,818)	$(585,214)	$-	$(1,247,032)
FHLB advances and other debt	(89,727)	-	(90,670)	-	(90,670)
Advances by borrowers for taxes and insurance	(2,752)	-	-	(2,752)	(2,752)
Subordinated debentures	(14,883)	-	(16,051)	-	(16,051)
Accrued interest payable	(228)	-	(228)	-	(228)
Derivative liabilities	(538)	-	(538)	-	(538)
TBA mortgage-backed securities	(73)	-	(73)	-	(73)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

NOTE 7 – LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end were as follows:

	December 31, 2022	December 31, 2021
Mortgage loans serviced for Freddie Mac	$1,163	$1,598

Custodial escrow balances maintained in connection with serviced loans were $38 and $40 at year-end 2022 and 2021, respectively.

NOTE 8- PREMISES AND EQUIPMENT AND OPERATING LEASES

Year-end premises and equipment were as follows:

	December 31, 2022	December 31, 2021
Land and land improvements	$248	$1,406
Buildings	2,295	4,414
Furniture, fixtures and equipment	3,321	2,737
	5,864	8,557
Less: accumulated depreciation	(2,086)	(2,688)
	$3,778	$5,869

Depreciation expense for 2022, 2021 and 2020 totaled $496, $435, and 381, respectively.

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At December 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.3 years and the weighted-average discount rate was 5.46%.

The Company’s operating lease costs were $568, $461, and $393 for the years ended December 31, 2022, 2021 and 2020, respectively. The variable lease costs totaled $301, $292, and $241 for the years ended December 31, 2022, 2021 and 2020, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of December 31, 2022 are as follows:

2023	$553
2024	458
2025	209
2026	114
2027	53
Thereafter	223
Total future minimum rental commitments	1,610
Less - amounts representing interest	(172)
Total operating lease liabilities	$1,438

NOTE 9 – DEPOSITS

Time deposits of $100 or more were $483,719 and $508,940 at year-end 2022 and 2021, respectively. Time deposits of $250 or more were $245,099 and $236,056 at year-end 2022 and 2021, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2023	$388,933
2024	122,517
2025	19,201
2026	20,244
2027	7,230
Thereafter	-
Total	$558,125

Brokered deposits at year-end 2022 and 2021 totaled $291,827 and $278,092, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 10 –FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	December 31, 2022	December 31, 2021
FHLB fixed rate advances
Maturities:
2022	-	-	10,000
2023	0.92%	3,500	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	-
Thereafter	2.64%	29,500	17,000
Total FHLB fixed rate advances		80,000	65,000

Fixed rate other debt:
FRB PPPLF advances	0.00%	-	450

Variable rate other debt:
Holding Company credit facility	3.85%	29,461	24,277
Warehouse facility	-	-	-
Total variable rate other debt		29,461	24,277
Total		$109,461	$89,727

Each FHLB advance is payable at its maturity date, with a prepayment penalty if repaid before maturity.

The FHLB advances were collateralized as follows:

	December 31, 2022	December 31, 2021
Single-family mortgage loans	$292,558	$203,627
Multi-family mortgage loans	43,021	21,650
Commercial real estate loans (1-4 family)	12,938	9,801
Home equity lines of credit	4,007	2,951
Securities	1,004	1,006
Cash	3,300	3,300
Total	$356,828	$242,335

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $268,154 from the FHLB at December 31, 2022.

Payments due on FHLB advances and other debt over the next five years are as follows:
December 31, 2022
2023	$3,500
2024	18,500
2025	-
2026	16,000
2027	12,500
$50,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35,000 facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of December 31, 2022, the Company had an outstanding balance, net of unamortized debt issuance costs, of $29,461 on the credit facility. At December 31, 2021, the Company had an outstanding balance of $24,277 on the credit facility.

At December 31, 2022, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at December 31, 2022 and December 31, 2021. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at December 31, 2022 and December 31, 2021.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had no outstanding balance at December 31, 2022 and December 31, 2021.

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the FRB introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At December 31, 2022 and December 31, 2021, the principal balance of PPPLF advances outstanding was $0 and $450, respectively. At December 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.2 years.

Other than the PPPLF borrowing, there were no outstanding borrowings with the FRB at December 31, 2022 and December 31, 2021.

Assets pledged as collateral with the FRB were as follows:

	2022	2021
Commercial loans	$62,909	$59,605
Commercial real estate loans	84,836	72,580
	$147,745	$132,185

Based on the collateral pledged, CFBank was eligible to borrow up to $105,119 from the FRB at year-end 2022.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 7.58% at year-end 2022 and 3.07% at year-end 2021.

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

The Notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612. At December 31, 2022, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,767.

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

The funding shortfall (surplus) of the Pentegra DB Plan at June 30, 2022 was $102 and at June 30, 2021 was ($8). CFBank’s contributions for the plan years ending June 30, 2022, June 30, 2021, and June 30, 2020 totaled $19, $22, and $29, respectively. Contributions to the plan may vary from period to period due to the change in the plan's unfunded liability. The unfunded liability is primarily related to the change in plan assets and the change in plan liability from one year to the next. The change in plan assets is based on contributions deposited, benefits paid and the actual rate of return earned on those assets. The change in plan liability is based on demographic changes and changes in the interest rates used to determine plan liability. In the event the actual rate of return earned on plan assets declines, the value of the plan assets will decline. In the event the interest rates used to determine plan liability decrease, plan liability will increase. The combined effect of each change determines the change in the unfunded liability and the change in the employer contributions.

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

Funded status (market value of plan assets divided by funding target) based on valuation reports as of July 1, 2022 and 2021 was 90.10% and 100.81%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 of the Pentegra DB Plan, totaled $248,563 and $253,199 for the plan years ended June 30, 2021 and June 30, 2020, respectively. CFBank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

401(k) Plan:

The Company sponsors a 401(k) plan that allows employee contributions up to the maximum amount allowable under federal tax regulations, which are currently matched in an amount equal to 50% of the first 8% of the compensation contributed. Total expense for matching contributions for 2022, 2021 and 2020 was $301, $343 and $293, respectively.

Salary Continuation Agreement:

In 2004, CFBank entered into a nonqualified salary continuation agreement with its former Chairman Emeritus. Benefits provided under the plan are unfunded, and payments are made by CFBank. Under the plan, CFBank pays him, or his beneficiary, a benefit of $25 annually for 20 years, beginning 6 months after his retirement date, which was February 28, 2008. The expense related to this plan totaled $6, $7 and $7 in 2022, 2021 and 2020, respectively. The accrual is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $115 at year-end 2022 and $134 at year-end 2021.

Life Insurance Benefits:

CFBank has entered into agreements with certain employees, former employees and directors to provide life insurance benefits which are funded through life insurance policies purchased and owned by CFBank. The expense related to these benefits totaled ($3), $13 and ($16) in 2022, 2021 and 2020, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $139 at year-end 2022 and $141 at year-end 2021.

Deferred Cash Incentive Agreements:

CFBank has entered into agreements with certain officers to provide deferred cash compensation as an incentive and reward for the success of CFBank. The expense related to these benefits totaled $262, $118 and $0 in 2022, 2021 and 2020, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $380 at year-end 2022 and $118 at year-end 2021.

NOTE 13 – INCOME TAXES

Income tax expense was as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Current federal	$4,213	$3,592	$9,720
Deferred federal (1)	215	773	(3,045)
Total	$4,428	$4,365	$6,675

(1)Includes tax benefit of operating loss carryforwards of $34, $34, and $34 for the years ended December 31, 2022, 2021 and 2020, respectively.

Effective tax rates differ from the federal statutory rate of 21% for 2022, 2021 and 2020 applied to income before income taxes due to the following:

	December 31, 2022	December 31, 2021	December 31, 2020
Federal Statutory rate times financial statement income	$4,744	$4,792	$7,619
Effect of:
Stock compensation	(50)	(50)	(19)
Bank owned life insurance income	(126)	(112)	(30)
Gain on redemption of life insurance policies	-	(80)	-
Historic tax credits	-	-	(807)
Low income housing tax credits	(111)	(154)	(106)
Other	(29)	(31)	18
	$4,428	$4,365	$6,675
Effective tax rate	20%	19%	18%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Year-end deferred tax assets and liabilities were due to the following:

	2022	2021
Deferred tax assets:
Allowance for loan and lease losses	$3,458	$3,336
Compensation related items	573	456
Deferred loan fees	-	184
Nonaccrual interest	9	60
Net operating loss carry forward	330	364
Operating lease liabilities	302	423
Unrealized mark-to-market loss	541	39
	5,213	4,862
Deferred tax liabilities:
FHLB stock dividend	226	226
Depreciation	268	82
Operating lease right-of-use assets	285	404
Deferred loan costs	34	-
Other	-	1
Prepaid expenses	70	105
	883	818
Net deferred tax asset	$4,330	$4,044

At December 31, 2022, the Company had a deferred tax asset recorded of approximately $4,330. At December 31, 2021, the Company had a deferred tax asset recorded of approximately $4,044. At December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2019.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2022 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2022, the Company had net operating loss carryforwards of $22,089, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it was more likely than not that $20,520 of net operating loss carryforwards would expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2022. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Beginning balance	$10,137	$10,277
New loans	1,189	2,843
Repayments	(3,028)	(2,983)
Ending balance	$8,298	$10,137

All loans to related parties were made by CFBank in the ordinary course of business under terms equivalent to those prevailing in the market for arm’s length transactions at the time of origination.

Deposits from principal officers, directors, and their affiliates totaled $4,214 and $8,282 at year-end 2022 and 2021, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $899, $707, and $711 for 2022, 2021 and 2020, respectively. The total income tax benefit was $189, $148, and $149 for 2022, 2021 and 2020, respectively.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 115,818 shares remaining available for awards of stock option grants, stock appreciation rights, restricted stock awards or restricted stock units under the 2019 Plan at December 31, 2022.

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

There were no stock options granted during the years ended December 31, 2022 and December 31, 2021. There were 52,358 options exercised during the year ended December 31, 2022 and 24,996 options exercised during the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plans for 2022 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	63,992	$7.43
Exercised	(52,358)	7.38
Expired	(545)	7.87
Cancelled or forfeited	-	-
Outstanding at end of period	11,089	$7.63	0.9	$150

Exercisable at end of period	11,089	$7.63	0.9	$150

During the year ended December 31, 2022, stock options to purchase a total of 545 common shares were canceled, forfeited or expired. Stock options to purchase a total of 1,454 common shares were cancelled, forfeited or expired during the year ended December 31, 2021. Expense associated with unvested forfeited shares is reversed. As of December 31, 2022 and 2021, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years. There were 69,648 shares of restricted stock granted in 2022 and 69,960 shares of restricted stock granted in 2021.

A summary of changes in the Company’s nonvested restricted shares for the year follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	89,895	$16.32
Granted	69,648	21.09
Vested	(40,433)	15.45
Forfeited	(6,697)	20.41
Nonvested at December 31, 2022	112,413	$19.35

As of December 31, 2022 and 2021, the unrecognized compensation cost related to nonvested shares granted under the Plans was $1,475 and $1,041, respectively.

There were 40,433 shares that vested during the year ended December 31, 2022 and 31,189 shares that vested during the year ended December 31, 2021. There were 6,697 and 8,678 shares of restricted stock forfeited during the years ended December 31, 2022 and December 31, 2021, respectively.

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

At the Company’s annual meeting of stockholders on May 27, 2020, the Company’s shareholders adopted an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to authorize a separate class of Non-Voting Common Stock. On May 28, 2020, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize 1,260,700 shares of Non-Voting Common Stock. Effective as of the close of business on May 28, 2020, all 1,260,700 authorized shares of Non-Voting Common Stock were issued upon conversion of the 12,607 outstanding shares of the Company’s Series C Preferred Stock. Pursuant to the terms of the Series C Preferred Stock, each outstanding share of Series C Preferred Stock converted automatically into 100 shares of Non-Voting Common Stock at such time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2022, there were no shares of Series C Preferred Stock outstanding and an aggregate of 1,260,700 shares of Non-Voting Common Stock outstanding.

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

The following tables present actual and required capital ratios as of December 31, 2022 and December 31, 2021 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital to risk weighted assets	$193,294	12.74%	$159,364	10.50%	$151,775	10.00%
Tier 1 (Core) Capital to risk weighted assets	176,828	11.65%	129,009	8.50%	121,420	8.00%
Common equity tier 1 capital to risk-weighted assets	176,828	11.65%	106,243	7.00%	98,654	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	176,828	9.89%	71,502	4.00%	89,377	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital to risk weighted assets	$170,392	14.02%	$127,588	10.50%	$121,512	10.00%
Tier 1 (Core) Capital to risk weighted assets	155,195	12.77%	103,286	8.50%	97,210	8.00%
Common equity tier 1 capital to risk-weighted assets	155,195	12.77%	85,059	7.00%	78,983	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	155,195	11.29%	54,984	4.00%	68,730	5.00%

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

NOTE 18 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $42,177, $44,887 and $46,474 at December 31, 2022, 2021 and 2020, respectively.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At December 31, 2022, CFBank had $2,767 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank may be required to pledge additional collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of December 31, 2022, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	2022	2021	2020
Notional amount	$42,177	$44,887	$46,474
Weighted average pay rate on interest-rate swaps	4.34%	4.21%	4.19%
Weighted average receive rate on interest-rate swaps	6.21%	3.00%	3.08%
Weighted average maturity (years)	7.7	6.9	7.4
Fair value of derivative asset	$4,233	$538	$1,944
Fair value of derivative liability	$(4,233)	$(538)	$(1,944)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps in 2022, 2021 or 2020.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. Early in 2021, we strategically scaled down and repositioned its Residential Mortgage Business as a result of the shifts in the residential mortgage industry and, during the second quarter of 2022, we exited the direct-to-consumer mortgage business in favor of lending in our regional markets. This resulted in a significant decrease in the volume of our residential mortgage loan originations and, correspondingly, the amount of interest rate lock commitments, in 2021 and 2022. The Company had $3,940, $50,312, and $1,048,613 of interest rate lock commitments related to residential mortgage loans at December 31, 2022, 2021, and 2020, respectively. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $0, $555, and $18,100 at December 31, 2022, 2021 and 2020, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $0, $53,250, and $506,750 of TBA mortgage-backed securities at December 31, 2022, 2021 and 2020, respectively. The fair value of these TBA mortgage-backed securities was $0, ($73) and ($2,690) at December 31, 2022, 2021 and 2020, respectively, which is included in other liabilities on the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end:

	December 31, 2022		December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$3,940	$-	$50,312	$555	$1,048,613	$18,100
TBA mortgage-back securities	-	-	53,250	(73)	506,750	(2,690)

The following table represents the notional amount of loans sold during the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020

Notional amount of loans sold	$97,265	$2,358,510	$2,229,042

The following table represents the revenue recognized on mortgage activities for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020

Gain on loans sold	$(64)	$21,646	$61,147
Gain (loss) from change in fair value of loans held-for-sale	(356)	(8,408)	7,046
Gain (loss) from change in fair value of derivatives	1,076	(7,322)	(9,895)
	$656	$5,916	$58,298

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$30,441	$169,838	$86,001	$135,429
Unused lines of credit	$9,364	$118,687	$33,620	$73,812
Standby letters of credit	$3,149	$-	$4,851	$-

Commitments to make loans are generally made for periods of 60 days or less, except for construction loan commitments, which are typically for a period of one year, and loans under a specific drawdown schedule, which are based on the individual contracts. The fixed-rate loan commitments had interest rates ranging from 2.0% to 8.5% and maturities ranging from 1 month to 30 years at December 31, 2022. The fixed-rate loan commitments had interest rates ranging from 2.0% to 8.0% and maturities ranging from 1 month to 30 years at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CF Bankshares Inc. follows:

	2022	2021
Assets
Cash and cash equivalents	$487	$819
Equity securities	5,000	5,000
Investment in banking subsidiary	175,123	155,391
Investment in and advances to other subsidiary	247	243
Other assets	3,027	3,374
Total assets	$183,884	$164,827

Liabilities and Equity
Subordinated debentures	$14,922	$14,883
Other borrowings	29,461	24,277
Accrued expenses and other liabilities	253	337
Stockholders' equity	139,248	125,330
Total liabilities and stockholders' equity	$183,884	$164,827

	2022	2021	2020
Dividend income	$10,000	$-	$-
Interest income	-	414	-
Other income	675	230	178
Interest expense	1,882	1,527	1,209
Other expense	796	851	830
Loss before income tax and before undistributed subsidiary income	7,997	(1,734)	(1,861)
Tax effect	463	407	390
Loss after income tax and before undistributed subsidiary income	8,460	(1,327)	(1,471)
Equity in undistributed subsidiary income	9,704	19,780	31,079
Net income	$18,164	$18,453	$29,608
Comprehensive income	$16,297	$18,187	$29,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2022	2021	2020
Cash flows from operating activities
Net Income	$18,164	$18,453	$29,608
Adjustments:
Effect of subsidiaries' operations	(9,704)	(19,780)	(31,079)
Amortization, net	39	39	38
Change in other assets and other liabilities	263	(681)	(480)
Net cash used by operating activities	8,762	(1,969)	(1,913)

Cash flows from investing activities
Investments in banking subsidiary	(11,000)	(10,000)	(5,000)
Purchase of equity securities	-	-	(5,000)
Net cash used by investing activities	(11,000)	(10,000)	(10,000)

Cash flows from financing activities
Proceeds from other borrowings	15,184	19,277	15,000
Repayments of other borrowings	(10,000)	(4,500)	(10,500)
Proceeds from exercise of stock options	387	185	36
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise proceeds	(173)	(139)	(32)
Purchase of treasury shares	(2,339)	(2,972)	(648)
Dividends paid	(1,153)	(848)	(195)
Net cash from financing activities	1,906	11,003	3,661
Net change in cash and cash equivalents	(332)	(966)	(8,252)
Beginning cash and cash equivalents	819	1,785	10,037
Ending cash and cash equivalents	$487	$819	$1,785

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

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Basic
Net income	$18,164	$18,453	$29,608
Earnings allocated to participating securities (Series C preferred stock) (1)	-	-	(2,280)
Net income allocated to common stockholders	$18,164	$18,453	$27,328

Weighted average common shares outstanding including unvested share-based payment awards	6,508,064	6,605,278	6,072,829
Less: Unvested share-based payment awards-2019 Plan	(111,011)	(97,122)	(43,732)
Average shares	6,397,053	6,508,156	6,029,097
Basic earnings per common share	$2.84	$2.84	$4.53

Diluted
Net earnings allocated to common stockholders	$18,164	$18,453	$27,328
Add back: Preferred Dividends on Series B stock and accretion of discount	-	-	-
Net earnings allocated to common stockholders	$18,164	$18,453	$27,328

Weighted average common shares outstanding for basic earnings per common share	6,397,053	6,508,156	6,029,097
Add: Dilutive effects of assumed exercises of stock options	27,096	45,169	34,158
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	111,011	97,122	43,732
Average shares and dilutive potential common shares	6,535,160	6,650,447	6,106,987
Diluted earnings per common share	$2.78	$2.77	$4.47

(1)12,607 outstanding shares of Series C preferred stock were converted into a total of 1,260,700 shares of the Company’s Non-Voting Common Stock effective as of the close of business on May 28, 2020.

The following securities were anti-dilutive and not considered in computing diluted earnings per common share.

	2022	2021	2020
Stock options	-	-	331

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the years ended December 31, 2022, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Year Ended December 31, 2022, 2021 and 2020 (1)

	Unrealized Gains and Losses on Available-for-Sale Securities

	2022	2021	2020
Accumulated other comprehensive gain (loss), beginning of period	$(170)	$96	$28
Other comprehensive gain (loss) before reclassifications	(1,867)	(266)	68
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	-
Net current-period other comprehensive income (loss)	(1,867)	(266)	68
Accumulated other comprehensive income (loss), end of period	$(2,037)	$(170)	$96

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the years ended December 31, 2022, 2021 and 2020.

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

NOTE 25- OTHER ASSETS HELD FOR SALE

During the third quarter of 2022, the Company began marketing its Worthington headquarters building for sale as it prepared to move its headquarters to New Albany, Ohio. On October 20, 2022, the Company entered into a contract to sell the building for $2,010. As a result, impairment expense of $542 was recorded during September 2022 to adjust the building and land value to the offered price, less costs to sell, and the associated assets were transferred to other assets held for sale on the consolidated balance sheet.

NOTE 26- SUBSEQUENT EVENT

On February 13, 2023, the lease on the Company’s New Albany headquarters and branch location commenced. As a result, an operating lease right-of-use asset and operating lease liability of approximately $4,267 and $4,267, respectively was recognized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2022 were effective.

Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is included on page 57 of this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from the disclosure included under the caption “PROPOSAL 1 – ELECTION OF DIRECTORS” In our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2023 Proxy Statement”).

Executive Officers of the Registrant. Information required by Item 401 of Regulation S-K with respect to our executive officers is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in our 2023 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS” in our 2023 Proxy Statement.

Code of Ethics. We have adopted a Code of Ethics and Business Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. We require all directors, officers and other employees to review and adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. The Code of Ethics and Business Conduct is available on our website, www.CF.Bank under the tab “Investor – Overview–Governance Documents.” Disclosures of any amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Board Meetings and Committees” in our 2023 Proxy Statement. The procedures by which stockholders of the Company many recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders held on April June 1, 2022.

Item 11. Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure included under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “2022 COMPENSATION OF DIRECTORS” In our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosures included under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK” In our 2023 Proxy Statement.

Related Stockholder Matters – Equity Compensation Plan Information. The following table shows the number of shares of our common stock subject to outstanding stock option awards and remaining available for awards under the Company’s Equity Incentive Plans at December 31, 2022.

Equity Compensation Plan Information
Plan Category	(a) Number of Common Shares to be issued upon exercise of all outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	11,089	$7.63	115,818
Equity compensation plans not approved by shareholders	-	-	-
Total	11,089	$7.63	115,818

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from the disclosure included under the captions “CORPORATE GOVERNANCE – Certain Relationships and Related Party Transactions” and “CORPORATE GOVERNANCE – Director Independence” in our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is FORVIS, LLP, Indianapolis, IN, PCAOB Auditor Firm ID 686.

Information required by this Item 14 is incorporated by reference from the disclosure included under the caption “AUDIT COMMITTEE MATTERS” in our 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Certificate of Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 29, 2020, filed with the Commission on June 2, 2020 (File No. 0-25045))

3.10

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 28, 2020, filed with the Commission on July 20, 2020 (File No. 0-25045))

3.11

Certificate of Incorporation, as amended, of the registrant (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed with the Commission on August 12, 2020 (File No. 0-25045)) [This document represents the Certificate of Incorporation of the registrant in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.12

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.3

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.4

Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Commission on March 23, 2021 (File No. 0-25045))

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

10.5*	Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement filed with the Commission on April 26, 2019)
10.6*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.7*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.8*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 26, 2019, filed with the Commission on April 26, 2019 (File No. 0-25045))

10.9*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 16, 2016, filed with the Commission on August 16, 2016 (File No. 0-25045))

10.10

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 25,2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.11

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.12	Deferred Cash Incentive Agreement, dated as of December 29, 2022, by and between CFBank and Timothy T. O’Dell
10.13	Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Bradley Ringwald
10.14	Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Kevin Beerman
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Principal Financial Officer
101.1	Interactive Data File ( Inline XBRL)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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
Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 31, 2023
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 31, 2023
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 31, 2023
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 31, 2023
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 31, 2023
Edward W. Cochran

/s/ David L. Royer	Director	March 31, 2023
David L. Royer

/s/ Sundeep Rana	Director	March 31, 2023
Sundeep Rana