Form 10-Q
period 2023-03-31
CF BANKSHARES INC.
filed 2023-05-15
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes [  ]    No [X]

As of May 1, 2023, there were 5,288,489 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$214,248	$151,787
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	9,661	10,442
Equity securities	5,000	5,000
Loans held for sale, at fair value	591	580
Loans and leases, net of allowance for credit losses on loans of $15,915 and $16,062	1,616,083	1,572,255
FHLB and FRB stock	9,203	7,942
Premises and equipment, net	4,118	3,778
Other assets held for sale	1,930	1,930
Operating lease right-of-use assets	5,500	1,357
Bank owned life insurance	25,791	25,641
Accrued interest receivable and other assets	38,085	39,362
Total assets	$1,930,310	$1,820,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$224,096	$263,241
Interest bearing	1,379,745	1,264,681
Total deposits	1,603,841	1,527,922
FHLB advances and other debt	136,970	109,461
Advances by borrowers for taxes and insurance	2,132	3,513
Operating lease liabilities	5,572	1,438
Accrued interest payable and other liabilities	23,530	23,670
Subordinated debentures	14,932	14,922
Total liabilities	1,786,977	1,680,926

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,657,903 at March 31, 2023 and 5,601,289 at December 31, 2022	57	56
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at March 31, 2023 and December 31, 2022	13	13
Additional paid-in capital	90,095	89,813
Retained earnings	65,184	61,095
Accumulated other comprehensive loss	(2,253)	(2,037)
Treasury stock, at cost; 368,612 shares of voting common stock at March 31, 2023 and 365,165 shares of voting common stock at December 31, 2022	(9,763)	(9,692)
Total stockholders' equity	143,333	139,248
Total liabilities and stockholders' equity	$1,930,310	$1,820,174

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Interest and dividend income
Loans and leases, including fees	$22,338	$12,828
Securities	215	224
FHLB and FRB stock dividends	121	62
Federal funds sold and other	1,502	38
	24,176	13,152
Interest expense
Deposits	10,419	1,684
FHLB advances and other debt	742	470
Subordinated debentures	282	224
	11,443	2,378
Net interest income	12,733	10,774
Provision for credit losses
Provision for credit losses-loans	267	-
Provision for credit losses-unfunded commitments	(30)	-
	237	-
Net interest income after provision for credit losses	12,496	10,774

Noninterest income
Service charges on deposit accounts	304	266
Net (losses) gains on sales of residential mortgage loans	(3)	557
Swap fee income	30	13
Earnings on bank owned life insurance	150	146
Other	238	64
	719	1,046
Noninterest expense
Salaries and employee benefits	3,986	3,621
Occupancy and equipment	381	319
Data processing	549	520
Franchise and other taxes	299	323
Professional fees	606	607
Director fees	170	141
Postage, printing and supplies	55	43
Advertising and marketing	183	45
Telephone	64	53
Loan expenses	172	100
Depreciation	133	115
FDIC premiums	503	151
Regulatory assessment	58	66
Other insurance	47	44
Other	485	129
	7,691	6,277
Income before incomes taxes	5,524	5,543
Income tax expense	1,076	1,025
Net income	$4,448	$4,518

Earnings per common share:
Basic	$0.69	$0.70
Diluted	$0.68	$0.69

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net income	$4,448	$4,518
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($57) and ($279)	(216)	(1,050)
Other comprehensive loss, net of tax	(216)	(1,050)
Comprehensive income	$4,232	$3,468

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended March 31, 2023	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248
Cumulative effect of ASC326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	4,448	-	-	4,448
Other comprehensive loss	-	-	-	-	(216)	-	(216)
Issuance of 58,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	283	-	-	-	283
Acquisition of 3,447 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(71)	(71)
Cash dividends declared on common stock ($0.05 per share)	-	-	-	(320)	-	-	(320)
Balance at March 31, 2023	$57	$13	$90,095	$65,184	$(2,253)	$(9,763)	$143,333

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three Months ended March, 31, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330
Net income	-	-	-	4,518	-	-	4,518
Other comprehensive loss	-	-	-	-	(1,050)	-	(1,050)
Issuance of 34,000 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	180	-	-	-	180
Acquisition of 2,180 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(48)	(48)
Purchase of 15,755 treasury shares	-	-	-	-		(331)	(331)
Cash dividends declared on common stock ($0.04 per share)	-	-	-	(257)	-	-	(257)
Balance at March 31, 2022	$55	$13	$88,708	$48,345	$(1,220)	$(7,559)	$128,342

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net Income	$4,448	$4,518
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	237	-
Depreciation	133	115
Amortization, net	(205)	(185)
Deferred income tax (benefit)	141	(451)
Originations of loans held for sale	(1,991)	(85,180)
Proceeds from sale of loans held for sale	1,977	103,581
Net losses (gains) on sales of residential mortgage loans	3	(557)
Loss on disposal of premises and equipment	28	-
Earnings on bank owned life insurance	(150)	(146)
Stock-based compensation expense	283	180
Net change in:
Accrued interest receivable and other assets	1,024	(1,801)
Operating lease right-of-use asset	124	143
Operating lease liability	(133)	(143)
Accrued interest payable and other liabilities	(140)	459
Net cash from operating activities	5,779	20,533
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	504	2,005
Loan and lease originations and payments, net	(43,837)	(65,281)
Additions to premises and equipment	(501)	(278)
Purchase of FRB and FHLB stock	(1,261)	(11)
Return of investment-joint ventures	130	107
Net cash used by investing activities	(44,965)	(63,458)
Cash flows from financing activities:
Net change in deposits	75,919	52,434
Proceeds from FHLB advances and other debt	37,015	-
Repayments on FHLB advances and other debt	(9,515)	(6,500)
Net change in advances by borrowers for taxes and insurance	(1,381)	(674)
Cash dividends paid on common stock	(320)	(257)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(71)	(48)
Purchase of treasury shares	-	(331)
Net cash from financing activities	101,647	44,624
Net change in cash and cash equivalents	62,461	1,699
Beginning cash and cash equivalents	151,787	166,591
Ending cash and cash equivalents	$214,248	$168,290

Supplemental cash flow information:
Interest paid	$10,621	$1,919

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	-	1,674
Initial recognition of operating right-of-use lease asset	4,267	-
Initial recognition of operating lease liability	4,267	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2023 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2022 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (referred to herein as the “2022 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses on loans and leases. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

Adoption of ASC 326: Effective January 1, 2023, the Company adopted ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP (“Incurred Loss Model”).

Allowance for Credit Losses - Loans ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 4- Loans and Leases to the Consolidated Financial Statements.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for off-balance sheet credit exposures is adjusted through the income statement as a component of provision for credit loss.

Joint Ventures: The Holding Company has contributed funds into a series of joint ventures (equity stake) for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The joint ventures are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on a rate of return on the outstanding investment balance. As units are sold, the Holding Company receives an additional incentive payment, which is recognized as income. The Company uses the nature of distribution approach to recognize returns from equity method investments. Returns on investment are classified as cash flows from operating activities and returns of investment are classified as investing activities.

Low Income Housing Tax Credits (LIHTC): CFBank has invested in low income housing tax credits through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the LITC. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Earnings Per Common Share: The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2023	2022
	(unaudited)
Basic
Net income	$4,448	$4,518

Weighted average common shares outstanding including unvested share-based payment awards	6,535,946	6,505,710
Less: Unvested share-based payment awards-2019 Plan	(133,090)	(87,829)
Average shares	6,402,856	6,417,881
Basic earnings per common share	$0.69	$0.70

Diluted
Net income	$4,448	$4,518

Weighted average common shares outstanding for basic earnings per common share	6,402,856	6,417,881
Add: Dilutive effects of assumed exercises of stock options	6,752	42,670
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	133,090	87,829
Average shares and dilutive potential common shares	6,542,698	6,548,380
Diluted earnings per common share	$0.68	$0.69

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

Recent Accounting Changes Adopted in 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU required the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU required enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU was effective for The Company on January 1, 2023.

The Current Expected Credit Losses (“CECL”) methodology applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the allowance for credit losses: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A lookback to March 31, 2000 was utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Upon implementation of the ASU, the expected loss estimate is made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the adoption of the ASU was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $49.

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

The Company did not have any material changes to its business practices as a result of implementing the ASU.

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminated the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and required entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance added enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also required disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The Company adopted ASU 2022-02 on January 1, 2023.

Future Accounting Matters:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024, as extended by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments. The transition from LIBOR is not expected to have a significant impact on the Company’s consolidated financial statements.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – REVENUE RECOGNITION

GAAP requires reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not from contracts with customers, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue generated from our mortgage activities related to net gains on sale of loans.

All of the Company’s revenue from contracts with customers is recognized within Noninterest Income. Descriptions of revenue-generating activities which are presented in our income statements as components of Noninterest Income are as follows:

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023 (unaudited)
Corporate debt	$9,979	$-	$2,779	$7,200
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,520	-	72	2,448
Mortgage-backed securities - residential (1)	13	-	-	13
Total	$12,512	$-	$2,851	$9,661

(1)Unrealized loss is less than $1 resulting in rounding to zero.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Corporate debt	$9,978	$-	$2,478	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,025	-	100	2,925
Mortgage-backed securities - residential	17	-	-	17
Total	$13,020	$-	$2,578	$10,442

There was no impairment recognized in accumulated other comprehensive (loss) for securities available for sale at March 31, 2023 or March 31, 2022.

There were no sales of securities during the three months ended March 31, 2023 and 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at March 31, 2023 and December 31, 2022 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023		December 31, 2022
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,010	$1,964	$2,001	$1,961
Due from one to five years	510	484	1,024	964
Due from five to ten years	9,979	7,200	9,978	7,500
Mortgage-backed securities - residential	13	13	17	17
Total	$12,512	$9,661	$13,020	$10,442

Fair value of securities pledged as collateral was as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Pledged as collateral for:
FHLB advances	$975	$967
Public deposits	484	479
Total	$1,459	$1,446

At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2023 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,200	$2,779	$7,200	$2,779
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	2,448	72	2,448	72
Mortgage-backed securities - residential (1)	13	-	-	-	13	-
Total temporarily impaired	$13	$-	$9,648	$2,851	$9,661	$2,851

(1)Unrealized loss is less than $1 resulting in rounding to zero.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,500	$2,478	$7,500	$2,478
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,482	19	$1,443	81	2,925	100
Mortgage-backed securities - residential (1)	17	-	-	-	17	-
Total temporarily impaired	$1,499	$19	$8,943	$2,559	$10,442	$2,578

(1)Unrealized loss is less than $1 resulting in rounding to zero.

The unrealized losses at March 31, 2023 and December 31, 2022 were related to one corporate debt security, two mortgage-backed securities and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be impaired at March 31, 2023 and December 31, 2022.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2023	December 31, 2022
	(unaudited)
Commercial (1)	$430,264	$427,423
Real estate:
Single-family residential	474,082	465,057
Multi-family residential	109,659	104,148
Commercial	391,658	375,092
Construction	188,356	184,122
Consumer:
Home equity lines of credit	36,567	30,748
Other	1,412	1,727
Subtotal	1,631,998	1,588,317
Less: ACL – Loans	(15,915)	(16,062)
Loans and leases, net	$1,616,083	$1,572,255

(1)Includes $19,317 and $20,768 of commercial leases at March 31, 2023 and December 31, 2022, respectively.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Included in Commercial loans at both March 31, 2023 and December 31, 2022, were $50 of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee loans under the PPP to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. At March 31, 2023 and December 31,2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 8 - FHLB Advances and Other Debt for additional information.

Allowance for Credit Losses on Loans (ACL – Loans)

As discussed in Note 1, effective January 1, 2023, the Company adopted ASC 326 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP (“Incurred Loss Model”).

The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

The allowance represents the Company's best estimate of current expected credit losses on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the allowance for credit losses is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

In calculating the allowance for credit losses, the loan portfolio was pooled into loan segments with similar risk characteristics. Common characteristics include the type or purpose of the loan, underlying collateral and historical/expected credit loss patterns. In developing the loan segments, the Company analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors.

The expected credit losses are measured over the life of each loan segment utilizing the average charge-off methodology combined with economic forecast models to estimate the current expected credit loss inherent in the loan portfolio. This approach is also leveraged to estimate the expected credit losses associated with unfunded loan commitments incorporating expected utilization rates.

The Company sub-segmented certain commercial portfolios by risk level where appropriate. The Company utilized a one-year reasonable and supportable economic forecast period.

The Company qualitatively adjusts model results for risk factors that are not inherently considered in the historical losses, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in economic conditions, (ii) changes in the nature and volume of the loan portfolio, (iii) changes in the existence, growth and effect of any concentrations in credit, (iv) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (v) changes in the quality of the credit review function, (vi) changes in the experience, ability and depth of lending management and staff, (vii) changes in the volume and severity of past due and adversely classified loans and the volume of non-accrual loans, (viii) changes in the value of underlying collateral for collateral-dependent loans, and (ix) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

The following table presents the activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2023 (unaudited).

	Three Months Ended March 31, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	(198)	235	(18)	13	54	127	54	267
Recoveries on loans	-	3	-	-	-	-	-	3
Loans charged off	(5)	-	-	-	-	-	(3)	(8)
Balances, March 31, 2023	$5,438	$3,194	$1,045	$4,123	$1,679	$331	$105	$15,915

Allowance for Loan and Lease Losses under prior GAAP (“Incurred Loss Model”)

Prior to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1,2023, the Company maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Company’s 2022 Annual Report on Form 10-K.

The following table presents the activity in the allowance for loan and lease losses (ALLL) by portfolio segment for the three months ended March 31, 2022.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The table below presents the amortized cost basis of collateral dependent loans by loan class and their respective collateral types, which are individually evaluated to determine expected credit losses.

	March 31, 2023
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$80	$80	$-
Real estate:
Single-family residential	638	-	638	-
Total nonaccrual loans	$638	$80	$718	$-

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2022:

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three ended March 31, 2022. Cash payments of interest during the three months ended March 31, 2022 totaled $30.

				Three months ended
	As of December 31, 2022			March 31, 2022
				(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	371	80	-	165	1
Real estate:
Single-family residential (1)	95	95	-	99	1
Commercial:
Non-owner occupied	-	-	-	1,399	17
Total with an allowance recorded	466	175	-	1,663	19
Total	$466	$175	$-	$1,663	$19

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents the recorded investment in non-accrual loans by class of loans at March 31, 2023 (unaudited):

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$80	$80
Real estate:
Single-family residential	638	638
Total nonaccrual loans	$718	$718

The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2022:

December 31, 2022

Loans past due over 90 days still on accrual	$-
Nonaccrual loans:
Commercial	99
Real estate:
Single-family residential	641
Consumer:
Home equity lines of credit:
Originated for portfolio	18
Purchased for portfolio	3
Total nonaccrual	761
Total nonaccrual and nonperforming loans	$761

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Nonaccrual loans include both smaller balance single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2023 or December 31, 2022.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2023 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$301	$-	$80	$381	$429,883	$-
Real estate:
Single-family residential	-	-	564	564	473,518	74
Multi-family residential	-	-	-	-	109,659	-
Commercial:
Non-owner occupied	-	-	-	-	182,252	-
Owner occupied	-	-	-	-	178,629	-
Land	-	-	-	-	30,777	-
Construction	-	-	-	-	188,356	-
Consumer:
Home equity lines of credit:
Originated for portfolio	28	-	-	28	36,539	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	-	-	1,412	-
Total	$329	$-	$644	$973	$1,631,025	$74

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2022:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$255	$-	$99	$354	$427,069	$-
Real estate:
Single-family residential	966	167	563	1,696	463,361	78
Multi-family residential	-	-	-	-	104,148	-
Commercial:
Non-owner occupied	-	-	-	-	169,686	-
Owner occupied	-	-	-	-	172,698	-
Land	-	-	-	-	32,708	-
Construction	-	-	-	-	184,122	-
Consumer:
Home equity lines of credit:
Originated for portfolio	29	-	18	47	30,701	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	3	3	1,724	-
Total	$1,250	$167	$683	$2,100	$1,586,217	$78

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Troubled Debt Restructurings (TDRs):

The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the TDR recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loans. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the first quarter of 2023, the Company did not modify any loans.

Prior to the adoption of ASU 2022-02, from time to time, the terms of certain loans were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties. The modification of the terms of those loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms.

As of December 31, 2022, TDRs totaled $175. The Company allocated $0 of specific reserves to loans whose terms had been modified in TDRs as of December 31, 2022. The Company had not committed to lend any additional amounts as of December 31, 2022 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2022, there were no loans modified as a TDR.

There were no TDR’s that went into payment default during the quarter ended March 31, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At December 31, 2022, nonaccrual TDRs were as follows:

December 31, 2022

Commercial	$80
Total	$80

Nonaccrual loans at December 31, 2022 did not include $95 of TDRs where customers had established a sustained period of repayment performance, generally six months, the loans were current according to their modified terms and repayment of the remaining contractual payments was expected. These loans were included in total impaired loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are less than 89 days past due and accruing are performing and loans greater that 89 days past due or in nonaccrual are nonperforming loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and Industrial
Pass	$22,079	$99,936	$104,776	$49,138	$6,298	$13,424	$129,905	$-	$425,556
Doubtful	-	-	4,628	-	-	80	-	-	4,708
Total Commercial and industrial loans	22,079	99,936	109,404	49,138	6,298	13,504	129,905	-	430,264
Current period gross charge-offs	-	-	5	-	-	-	-	-	5
Real estate loans:
Single-family residential
Payment performance
Performing	15,362	137,473	243,617	47,787	10,505	18,700			473,444
Nonperforming	-	-	-	-	-	638	-	-	638
Total Single-family residential loans	15,362	137,473	243,617	47,787	10,505	19,338	-	-	474,082
Multi-family residential
Pass	4,806	8,840	51,062	7,389	15,945	21,617	-	-	109,659
Total Multi-family residential loans	4,806	8,840	51,062	7,389	15,945	21,617	-	-	109,659
Commercial:
Non-owner occupied
Pass	12,839	26,149	48,185	15,716	20,610	56,388	948	-	180,835
Special Mention	-	-	-	-	514	903	-	-	1,417
Total Non-owner occupied loans	12,839	26,149	48,185	15,716	21,124	57,291	948	-	182,252
Owner occupied
Pass	4,673	57,194	56,762	20,540	19,353	19,344	70	-	177,936
Special Mention	-	-	-	-	693	-	-	-	693
Total Owner occupied loans	4,673	57,194	56,762	20,540	20,046	19,344	70	-	178,629
Land
Pass	1,138	8,391	18,221	2,030	263	636	98	-	30,777
Total Land loans	1,138	8,391	18,221	2,030	263	636	98	-	30,777
Construction
Pass	4,937	65,953	94,773	8,938	-	213	13,542	-	188,356
Total Construction loans	4,937	65,953	94,773	8,938	-	213	13,542	-	188,356
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	36,198	369	36,567
Nonperforming	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	-	-	-	-	-	-	36,198	369	36,567
Other
Payment performance
Performing	-	-	-	15	-	315	1,082	-	1,412
Nonperforming	-	-	-	-	-	-	-	-	-
Total Other consumer loans	-	-	-	15	-	315	1,082	-	1,412
Current period gross charge-offs	-	-	-	-	-	3	-	-	3
Total loans	$65,834	$403,936	$622,024	$151,553	$74,181	$132,258	$181,843	$369	$1,631,998
Total current period gross charge-offs	$-	$-	$5	$-	$-	$3	$-	$-	$8

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2022 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$422,673	$4,651	$19	$80	$427,423
Real estate:
Single-family residential	451,939	12,477	-	641	-	465,057
Multi-family residential	-	104,148	-	-	-	104,148
Commercial:
Non-owner occupied	-	168,731	955	-	-	169,686
Owner occupied	-	171,998	700	-	-	172,698
Land	-	32,708	-	-	-	32,708
Construction	3,084	180,520	518	-	-	184,122
Consumer:
Home equity lines of credit:
Originated for portfolio	30,730	-	-	18	-	30,748
Purchased for portfolio	-	-	-	-	-	-
Other	1,724	-	-	3	-	1,727
	$487,477	$1,093,255	$6,824	$681	$80	$1,588,317

Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2023	December 31, 2022
	(unaudited)
Total minimum lease payments to be received	$20,855	$22,533
Less: Unearned income	(1,567)	(1,798)
Plus: Indirect initial costs	29	33
Net investment in direct financing leases	$19,317	$20,768

The following summarizes the future minimum lease payments receivable in fiscal year 2023 and in subsequent fiscal years:

2023, excluding the three months ended March 31, 2023	$5,181
2024	6,358
2025	5,640
2026	3,000
2027	626
Thereafter	50
Total future minimum payments	$20,855

NOTE 5 – LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

The leases in which the Company is the lessee are comprised of real estate property for branches and offices and for equipment with terms extending through 2034. All of our leases are classified as operating leases. Operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding operating lease liability. The Company does not have any leases classified as finance leases.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At March 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 9.4 years and the weighted-average discount rate was 7.29%.

The Company’s operating lease costs were $124 for the three months ended March 31, 2023 and $143 for the three months ended March 31, 2022. The variable lease costs totaled $164 for the three months ended March 31, 2023 and $84 for the three months ended March 31, 2022. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of March 31, 2023 are as follows:

2023, excluding the three months ended March 31, 2023	$807
2024	1,001
2025	761
2026	677
2027	627
Thereafter	4,025
Total future minimum rental commitments	7,898
Less - amounts representing interest	(2,326)
Total operating lease liabilities	$5,572

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

TBA mortgage – back securities: To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into either a forward sales contract to sell loans to investors when using best efforts or a trade of “to-be-announced (TBA)” mortgage-backed securities for mandatory delivery. The forward sales contracts lock in a price for the sale of loans with similar characteristics to the specific rate lock commitments based on a valuation model using observable market data for pricing commitments (Level 2).

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Impaired loans: The fair value of impaired loans with specific allocations of the ACL - Loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2023 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,200
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,448
Mortgage-backed securities - residential	13
Total securities available for sale	$9,661
Loans held for sale	$591

Derivative assets	$3,576

Financial Liabilities:
Derivative liabilities	$3,576

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2023 or December 31, 2022. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2023 and December 31, 2022.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2023. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022 are summarized below:

Fair Value Measurements at December 31, 2022 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$80
Total impaired loans	$80

There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2023 or 2022.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2023 or December 31, 2022.

As of March 31, 2023 and December 31, 2022, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Aggregate fair value	$591	$580
Contractual balance	591	580
Gain (loss)	$-	$-

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2023 and 2022 for loans held for sale were:

	Three months ended March 31,
	2023	2022
	(unaudited)
Interest income	$3	$172
Interest expense	-	-
Change in fair value	-	(448)
Total change in fair value	$3	$(276)

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 were as follows:

	Fair Value Measurements at March 31, 2023 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$214,248	$214,248	$-	$-	$214,248
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	9,661	-	9,661	-	9,661
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	591	-	591	-	591
Loans and leases, net	1,616,083	-	-	1,597,725	1,597,725
FHLB and FRB stock	9,203	n/a	n/a	n/a	n/a
Accrued interest receivable	6,782	203	169	6,410	6,782
Other assets held for sale	1,930	-	-	1,930	1,930
Derivative assets	3,576	-	3,576	-	3,576

Financial liabilities
Deposits	$(1,603,841)	$(1,024,466)	$(570,941)	$-	$(1,595,407)
FHLB advances and other borrowings	(136,970)	-	(138,365)	-	(138,365)
Advances by borrowers for taxes and insurance	(2,132)	-	-	(2,132)	(2,132)
Subordinated debentures	(14,932)	-	(14,996)	-	(14,996)
Accrued interest payable	(1,663)	-	(1,663)	-	(1,663)
Derivative liabilities	(3,576)	-	(3,576)	-	(3,576)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2022 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$151,787	$151,787	$-	$-	$151,787
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,442	-	10,442	-	10,442
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	580	-	580	-	580
Loans and leases, net	1,572,255	-	-	1,542,796	1,542,796
FHLB and FRB stock	7,942	n/a	n/a	n/a	n/a
Accrued interest receivable	8,067	70	176	7,821	8,067
Other assets held for sale	1,930	-	-	1,930	1,930
Derivative assets	4,233	-	4,233	-	4,233

Financial liabilities
Deposits	$(1,527,922)	$(969,797)	$(545,871)	$-	$(1,515,668)
FHLB advances and other borrowings	(109,461)	-	(105,718)	-	(105,718)
Advances by borrowers for taxes and insurance	(3,513)	-	-	(3,513)	(3,513)
Subordinated debentures	(14,922)	-	(14,621)	-	(14,621)
Accrued interest payable	(840)	-	(840)	-	(840)
Derivative liabilities	(4,233)	-	(4,233)	-	(4,233)

The methods and assumptions, not previously presented, used to estimate fair values are described below.

Cash and Cash Equivalents and Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Equity Securities

Equity securities without a readily determinable fair value are held at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For equity securities measured under the practicability exception under ASU 2016-01, the Company performs a qualitative assessment for equity securities without readily determinable fair values considering impairment indicators to evaluate whether an impairment exists. If an impairment exists, the Company will recognize a loss based on the difference between carrying value and fair value. This method results in a Level 3 classification.

FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Fair values of loans and leases as of March 31, 2023, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 8.01% at March 31, 2023 and 7.58% at December 31, 2022.

2018 Fixed-to-floating rate subordinated notes:

In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with a maturity date of December 30, 2028. After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At March 31, 2023, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,777.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2023	December 31, 2022
		(unaudited)
Variable Rate Advances
Maturities less than 30 days	4.84%	$27,000	$-
FHLB fixed rate advances:
Maturities:
2023		-	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	-
Thereafter	3.94%	12,500	29,500
Total FHLB fixed rate advances		76,500	80,000

Variable rate other debt:
Holding Company credit facility	3.85%	33,470	29,461
Total		$136,970	$109,461

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At March 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33,470 on the facility.

At March 31, 2023, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at March 31, 2023 and December 31, 2022. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the FRB at March 31, 2023 and December 31, 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $283 and $180, respectively, for the three months ended March 31, 2023 and March 31, 2022. The total income tax effect was $59 and $38, respectively, for the three months ended March 31, 2023 and March 31, 2022.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 57,034 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at March 31, 2023.

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

There were no options granted during the three months ended March 31, 2023 and March 31, 2022. There were no options exercised during the three months ended March 31, 2023 and March 31, 2022.

A summary of stock option activity in the Plans for the three months ended March 31, 2023 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	11,089	$7.63
Exercised	-	-
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	11,089	$7.63	0.6	$132

Exercisable at end of period	11,089	$7.63	0.6	$132

There were no stock options canceled, forfeited or expired during the three months ended March 31, 2023 or the three months ended March 31, 2022. As of March 31, 2023, all stock options granted under the Plans were vested.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 58,784 shares of restricted stock granted under the Plan during the three months ended March 31, 2023. There were 34,000 shares of restricted stock granted during the three months ended March 31, 2022.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2023 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,413	$19.35
Granted	58,784	20.20
Vested	(31,177)	18.96
Forfeited	(2,170)	19.61
Nonvested at March 31, 2020	137,850	$19.79

As of March 31, 2023 and 2022, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $2,337 and $1,593, respectively.

There were 2,170 shares of restricted stock forfeited during the three month period ended March 31, 2023, and 366 shares of restricted stock forfeited during the three months ended March 31, 2022. There were 31,177 shares of restricted stock that vested during the three months ended March 31, 2023, and 25,312 shares of restricted stock that vested during the three months ended March 31, 2022.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. In order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present actual and required capital ratios as of March 31, 2023 and December 31, 2022 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023 (unaudited)
Total Capital to risk weighted assets	$198,745	12.93%	$161,426	10.50%	$153,739	10.00%
Tier 1 (Core) Capital to risk weighted assets	181,998	11.84%	130,678	8.50%	122,992	8.00%
Common equity tier 1 capital to risk-weighted assets	181,998	11.84%	107,618	7.00%	99,931	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	181,998	10.02%	72,676	4.00%	90,845	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital to risk weighted assets	$193,294	12.74%	$159,364	10.50%	$151,775	10.00%
Tier 1 (Core) Capital to risk weighted assets	176,828	11.65%	129,009	8.50%	121,420	8.00%
Common equity tier 1 capital to risk-weighted assets	176,828	11.65%	106,243	7.00%	98,654	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	176,828	9.89%	71,502	4.00%	89,377	5.00%

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

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 12 - Income Taxes.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $41,702 at March 31, 2023 and $42,177 at December 31, 2022.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At March 31, 2023, CFBank had $2,794 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of March 31, 2023, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Notional amount	$41,702	$42,177
Weighted average pay rate on interest-rate swaps	4.34%	4.34%
Weighted average receive rate on interest-rate swaps	6.69%	6.21%
Weighted average maturity (years)	7.4	7.7
Fair value of derivative asset	$3,576	$4,233
Fair value of yield derivative liability	(3,576)	(4,233)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2023 or 2022.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. Early in 2021, we strategically scaled down and repositioned our Residential Mortgage Business as a result of the shifts in the residential mortgage industry and, during the second quarter of 2022, we exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company had $1,587 of interest lock commitments related to residential mortgage loans at March 31, 2023 and approximately $3,940 of interest rate lock commitments related to residential mortgage loans at December 31, 2022. The fair value of these interest lock commitments was $0 at March 31, 2023 and December 31, 2022. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mortgage banking activities included two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments were loans in our pipeline that had an interest rate locked with the customer. The commitments were generally for periods of 30-60 days and were at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedged our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had $0 of TBA mortgage-backed securities at March 31, 2023 and December 31, 2022.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	March 31, 2023		December 31, 2022
(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$1,587	$-	$3,940	$-
TBA mortgage-back securities	-	-	-	-

The following table represents the notional amount of loans sold during the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months ended
	March 31,
	2023	2022
Notional amount of loans sold	$1,991	$85,180

The following table represents the revenue recognized on mortgage activities for the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months ended
	March 31,
	2023	2022
Gain (loss) on loans sold	(3)	61
Gain (loss) from change in fair value of loans held-for-sale	-	(448)
Gain (loss) from change in fair value of derivatives	-	944
	$(3)	$557

NOTE 12 – INCOME TAXES

At March 31, 2023, the Company had a deferred tax asset recorded in the amount of approximately $4,399. At December 31, 2022, the Company had a deferred tax asset recorded of approximately $4,330. At March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2019.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2023 that no valuation allowance was required against the net deferred tax asset.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At March 31, 2023, the Company had net operating loss carryforwards of $22,089, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at March 31, 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 19.5% and 18.5% three ended March 31, 2023 and March 31, 2022, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.3%)	(0.9%)
Tax exempt earnings on bank owned life insurance	(0.6%)	(0.6%)
Dividends on equity securities	(0.2%)	(0.2%)
Low income housing credits	(0.5%)	(0.8%)
Other, net	0.1%	0.0%
Effective tax rate	19.5%	18.5%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023 and 2022 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended
	March 31,
	2023	2022
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive loss, beginning of period	$(2,037)	$(170)
Other comprehensive loss before reclassifications (2)	(216)	(1,050)
Net current-period other comprehensive loss	(216)	(1,050)
Accumulated other comprehensive loss, end of period	$(2,253)	$(1,220)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2023 and 2022.

NOTE 14- OTHER ASSETS HELD FOR SALE

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, current and future economic and financial market conditions, including ongoing increasing interest rate policies, changes in the interest rate environment due to economic conditions and the fiscal and monetary policy measures taken by the U.S. government and the Federal Reserve Board, including changes in the Federal Funds Target Rate, in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and deposit pricing; the effects of inflationary pressures and the impact of rising interest rates on our borrowers’ liquidity and ability to repay loans; recent and future bank failures, which may reduce customer confidence, affect sources of funding and liquidity (including attraction and retention of deposits), increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational impact on the banking industry as a whole; and those additional risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report of Form 10-Q.

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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail, and Mortgage Lending services presence. In all of our regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank is differentiated by our penchant for individualized service coupled with direct customer access to decision-makers, and ease of doing business. CFBank matches the sophistication of much larger banks, without the bureaucracy.

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

CECL Implementation. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU required the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU required enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU was effective for The Company on January 1, 2023.

The Current Expected Credit Losses (“CECL”) methodology applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the allowance for credit losses: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A lookback to March 31, 2000 was utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

Upon implementation of the ASU, the expected loss estimate is made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the adoption of the ASU was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $50,000.

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

COVID-19 Pandemic. During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. At March 31, 2023 and December 31,2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. CFBank’s loans outstanding through the PPP totaled $50,000 at March 31, 2023 and $50,000 at December 31, 2022. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. During the pandemic, CFBank also granted payment deferrals on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At March 31, 2023, there were no remaining loans on payment deferrals.

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

CF BANKSHARES INC.

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

Net income is also affected by, among other things, provisions for loan and lease losses, loan fee income, service charges, gains on loan sales, operating expenses, and taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, advertising and marketing, data processing, professional fees, FDIC insurance premiums and other general and administrative expenses. Our results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities. Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to require us to increase the level of our allowance for credit losses on loans and leases. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $1.9 billion at March 31, 2023 and increased $110.1 million, or 6.1%, from $1.8 billion at December 31, 2022. The increase was primarily due to a $62.4 million increase in cash and cash equivalents and a $43.8 million increase in net loan balances.

Cash and cash equivalents. Cash and cash equivalents totaled $214.2 million at March 31, 2023, and increased $62.4 million, or 41.1%, from $151.8 million at December 31, 2022. The increase in cash and cash equivalents was primarily attributed to an increase in net deposit balances and an increase in FHLB advances and other debt, partially offset by increases in net loan balances.

Securities. Securities available for sale totaled $9.7 million at March 31, 2023, and decreased $781,000, or 7.5%, compared to $10.4 million at December 31, 2022. The decrease was due to principal maturities and unrealized losses.

Loans held for sale. Loans held for sale totaled $591,000 at March 31, 2023 and increased $11,000, or 1.9%, from $580,000 at December 31, 2022.

Loans and Leases. Net loans and leases totaled $1.6 billion at March 31, 2023, and increased $43.8 million, or 2.8%, from $1.6 billion at December 31, 2022. The increase in net loans during the quarter was primarily due to a $16.6 million increase in commercial real estate loan balances, a $9.0 million increase in single-family residential loan balances, a $5.8 million increase in home equity lines of credit, a $5.5 million increase in multi-family loan balances, a $4.2 million increase in construction loan balances, and a $2.8 million increase in commercial loan balances. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $15.9 million at March 31, 2023, and decreased $147,000, or 0.92%, from $16.1 million at December 31, 2022. The decrease in the ACL - Loans is due to a $409,000 reduction attributable a one-time “Day1” adjustment upon adoption of CECL on January 1, 2023, coupled with $5,000 in net charge-offs, partially offset by $267,000 in loan provision expense during the three months ended March 31, 2023. The ratio of the allowance for loan credit losses on loans to total loans was 0.98% at March 31, 2023, compared to 1.01% at December 31, 2022.

The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 1 – Summary of Significant Accounting Policies and Note 4 - Loans and Leases to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Individually evaluated loans totaled $174,000 at March 31, 2023, and decreased $1,000, or 0.6%, from $175,000 at December 31, 2022. The decrease was primarily due to principal payments during the three months ended March 31, 2023. The amount of the ALLL specifically allocated to individually impaired loans totaled $0 at March 31, 2023 and $176 at December 31, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The reserve on individually evaluated loans is based on management’s estimate of the present value of estimated future cash flows using the loan’s effective rate or the fair value of collateral, if repayment is expected solely from the collateral. On at least a quarterly basis, management reviews each individually evaluated loan to determine whether it should have a reserve or partial charge-off. Management relies on appraisals or internal evaluations to help make this determination. Determination of whether to use an updated appraisal or internal evaluation is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property and whether we expect the collateral to go through the foreclosure or liquidation process. Management considers the need for a downward adjustment to the valuation based on current market conditions and on management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $718,000 at March 31, 2023 and decreased $43,000 from $761,000 at December 31, 2022. The decrease was primarily due to one equipment finance lease and one consumer loan being charged off during the first quarter 2023, and one consumer loan paying off in the first quarter of 2023. The ratio of nonperforming loans to total loans was 0.04% at March 31, 2023 compared to 0.05% at December 31, 2022.

The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the TDR recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loans. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the first quarter of 2023, the Company did not modify any loans.

Prior to the adoption of ASU 2022-02, nonaccrual loans included some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $80,000 at at December 31, 2022.

Nonaccrual loans at December 31, 2022 did not include $95,000of TDRs where customers had established a sustained period of repayment performance, generally six months, the loans were current according to their modified terms and repayment of the remaining contractual payments was expected. These loans were included in total impaired loans. See Notes 1 and 4 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $129,000, or 1.7%, during the three months ended March 31, 2023. Loans designated as special mention decreased $86,000, or 1.3%, and totaled $6.7 million at March 31, 2023, compared to $6.8 million at December 31, 2022. Loans classified as substandard decreased $43,000, or 6.3%, and totaled $638,000 at March 31, 2023, compared to $681,000 at December 31, 2022. Loans designated as doubtful totaled $80,000 at March 31, 2023 and December 31, 2022. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $1.1 million and totaled $973,000 at March 31, 2023, compared to $2.1 million at December 31, 2022. Past due loans totaled 0.1% of the loan portfolio at March 31, 2023, compared to 0.1% at December 31, 2022. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $117.5 million, or 27.3%, of CFBank’s commercial portfolio at March 31, 2023, compared to $117.9 million, or 27.6%, at December 31, 2022. Interest only home equity lines of credit totaled $35.9 million, or 98.2%, of the total home equity lines of credit at March 31, 2023 compared to $30.5 million, or 99.2%, at December 31, 2022.

We believe the ACL - Loans is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2023; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at March 31, 2023 or December 31, 2022. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.6 billion at March 31, 2023, an increase of $75.9 million, or 5.0%, when compared to $1.5 billion at December 31, 2022. The increase when compared to December 31, 2022 is primarily due to a $69.4 million increase in money market account balances and a $21.3 million increase in certificate of deposit account balances, partially offset by a $14.7 million decrease in checking account balances. Noninterest-bearing deposit accounts totaled $224.1 million at March 31, 2023 and decreased $39.1 million from $263.2 million at December 31, 2022. At March 31, 2023, approximately 30.5% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 31.6% at December 31, 2022.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $357.2 million at March 31, 2023, and increased $65.4 million, or 22.4%, from 291.8 million at December 31, 2022. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $188.5 million at March 31, 2023, and increased $30.6 million, or 19.4%, from $157.9 million at December 31, 2022.

FHLB advances and other debt. FHLB advances and other debt totaled $137.0 million at March 31, 2023, an increase of $27.5 million, or 25.1%, when compared to $109.5 million at December 31, 2022. The increase was due to a $23.5 million increase in short-term FHLB advances and a $4 million increase on the Company’s line of credit with a third party financial institution.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of March 31, 2023, the Company had an outstanding balance of $33.5 million on the facility.

At March 31, 2023, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at March 31, 2023 or December 31, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Subordinated debentures. Subordinated debentures totaled $14.9 million at both March 31, 2023 and December 31, 2022. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at March 31, 2023 and December 31, 2022.

Stockholders’ equity. Stockholders’ equity totaled $143.3 million at March 31, 2023, an increase of $4.1 million, or 2.9%, from $139.2 million at December 31, 2022. The increase in total stockholders’ equity during the three months ended March 31, 2023 was primarily attributed to net income, partially offset by a $216,000 increase in other comprehensive loss. The other comprehensive loss was the result of the mark-to-market adjustment of available for sale securities portfolio.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2023 and 2022.

General. Net income for the three months ended March 31, 2023 totaled $4.4 million (or $0.68 per diluted common share) and decreased $70,000, or 1.6%, compared to net income of $4.5 million (or $0.69 per diluted common share) for the three months ended March 31, 2022. The decrease in net income was primarily the result of an increase in other noninterest expense, an increase in provision expense, and a decrease in noninterest income, partially offset by an increase in net interest income.

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

Net interest income totaled $12.7 million for the quarter ended March 31, 2023 and increased $1.9 million, or 18.2%, compared to net interest income of $10.8 million for the quarter ended March 31, 2022. The increase in net interest income was primarily due to a $11.0 million, or 83.8%, increase in interest income, partially offset by a $9.1 million, or 381.2%, increase in interest expense. The increase in interest income was primarily attributed to a 174bps increase in the average yield on interest-earning assets, coupled with a $357.9 million, or 26.00%, increase in average interest-earning assets outstanding. The increase in interest expense was attributed to a 234bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $353.3 million, or 33.4%, increase in average interest-bearing liabilities. The net interest margin of 2.93% for the quarter ended March 31, 2023 decreased 20bps compared to the net interest margin of 3.13% for the first quarter of 2022.

Interest income totaled $24.2 million for the quarter ended March 31, 2023, and increased $11.0 million, or 83.8%, compared to $13.2 million for the quarter ended March 31, 2022. The increase in interest income was primarily attributed to a 156bps increase in the average yield on loans and leases and loans held for sale, coupled with a $325.5 million, or 25.8%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $11.5 million for the quarter ended March 31, 2023, and increased $9.1 million, or 381.2%, compared to $2.4 million for the quarter ended March 31, 2022. The increase in interest expense was primarily attributed to a 254bps increase in the average rate of interest-bearing deposits, coupled with a $331.6 million, or 34.7%, increase in average interest-bearing deposits.

Provision for credit losses. There was $237,000 in provision for loan and lease losses expense for the quarter ended March 31, 2023 and no provision for the quarter ended March 31, 2022. Net charge-offs for the quarter ended March 31, 2023 totaled $5,000, compared to net recoveries of $12,000 for the quarter ended March 31, 2022.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2023 and 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For the three months ended March 31,
	2023	2022
(unaudited)	(Dollars in thousands)
Commercial	$5	$-
Single-family residential real estate	(3)	(8)
Home equity lines of credit	-	(4)
Other consumer loans	3	-
Total	$5	$(12)

Noninterest income. Noninterest income for the quarter ended March 31, 2023 totaled $719,000 and decreased $327,000, or 31.3%, compared to $1.0 million for the quarter ended March 31, 2022. The decrease was primarily due to a $560,000 decrease in net gain on sales of residential mortgage loans.

Noninterest expense. Noninterest expense for the quarter ended March 31, 2023 totaled $7.7 million and increased $1.4 million, or 22.5%, compared to $6.3 million for the quarter ended March 31, 2022. The increase in noninterest expense was primarily due to a $365,000 increase in salaries and employee benefits, a $356,000 increase in other noninterest expense, a $352,000 increase in FDIC premiums, and a $138,000 increase in advertising and promotion expense. The increase in salaries and employee benefits was primarily due to the growth of our commercial loan sales and treasury management sales teams. The increase in other noninterest expense was primarily due to a $180,000 increase in fraud losses on customer accounts, coupled with a $119,000 increase in charitable contributions. The increase in FDIC expense was related to increased assets and deposit levels and assessment rates, while the increase in advertising and promotion expense was related to advertising campaigns for our deposit promotions.

Income tax expense. Income tax expense was $1.1 million for the quarter ended March 31, 2023, an increase of $51,000 compared to $1.0 million for the quarter ended March 31, 2022. The effective tax rate for the quarter ended March 31, 2023 was approximately 19.5%, as compared to approximately 18.5% for the quarter ended March 31, 2022.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2023 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$15,197	$215	4.84%	$20,309	$224	4.36%
Loans and leases and loans held for sale (3)	1,587,536	22,338	5.63%	1,262,051	12,828	4.07%
Other earning assets	125,780	1,502	4.78%	89,004	38	0.17%
FHLB and FRB stock	8,064	121	6.00%	7,319	62	3.39%
Total interest-earning assets	1,736,577	24,176	5.56%	1,378,683	13,152	3.82%
Noninterest-earning assets	87,766			77,320
Total assets	$1,824,343			$1,456,003

Interest-bearing liabilities:
Deposits	$1,288,161	10,419	3.24%	$956,568	1,684	0.70%
FHLB advances and other borrowings	124,610	1,024	3.29%	102,860	694	2.70%
Total interest-bearing liabilities	1,412,771	11,443	3.24%	1,059,428	2,378	0.90%

Noninterest-bearing liabilities	269,780			270,376
Total liabilities	1,682,551			1,329,804

Equity	141,792			126,199
Total liabilities and equity	$1,824,343			$1,456,003

Net interest-earning assets	$323,806			$319,255
Net interest income/interest rate spread		$12,733	2.32%		$10,774	2.92%
Net interest margin			2.93%			3.13%
Average interest-earning assets
to average interest-bearing liabilities	122.92%			130.13%

(1)Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)Average balance is computed using the recorded investment in loans net of the ACL - Loans and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2023
	Compared to Three Months Ended
	March 31, 2022
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$133	$(142)	$(9)
Loans and leases	5,685	3,825	9,510
Other earning assets	1,442	22	1,464
FHLB and FRB Stock	52	7	59
Total interest-earning assets	7,312	3,712	11,024

Interest-bearing liabilities:
Deposits	7,968	767	8,735
FHLB advances and other borrowings	168	162	330
Total interest-bearing liabilities	8,136	929	9,065

Net change in net interest income	$(824)	$2,783	$1,959

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our 2022 Audited Financial Statements. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We believe there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2023. Certain accounting policies were revised and certain accounting policy elections were implemented, related to the adoption of CECL. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

securities available for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell. See Note 1 – Summary of Significant Accounting Policiesand Note 4 – Loans and Leases to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details of the accounting policy changes related to the adoption of CECL

Liquidity and Capital Resources

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$216,430	$154,410
Additional borrowing capacity at the FHLB	169,257	187,854
Additional borrowing capacity at the FRB	122,552	105,119
Unused commercial bank lines of credit	65,000	65,000
Total	$573,239	$512,383

Cash, unpledged securities and deposits in other financial institutions increased $62.0 million, or 40.0%, to $216.4 million at March 31, 2023, compared to $154.4 million at December 31, 2022. The increase is primarily attributed to an increase in deposits and FHLB advances and other debt, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB decreased $18.6 million, or 9.9%, to $169.3 million at March 31, 2023, compared to $187.9 million at December 31, 2022. The decrease is primarily attributed to an increase in FHLB advances.

CFBank’s additional borrowing capacity at the FRB increased $17.4 million, or 16.6%, to $122.6 million at March 31, 2023 from $105.1 million at December 31, 2022. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at March 31, 2023 and at December 31, 2022.

Deposits are obtained predominantly from the markets in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. The FDIC provides deposit insurance coverage up to $250,000 per depositor.

The Holding Company has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, funds borrowed from third party banks or other lenders, dividends received from CFBank or the sale of assets.

Management believes that the Holding Company had adequate funds and sources of liquidity at March 31, 2023 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $413,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 8.01% at March 31, 2023.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At March 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33.5 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2023, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2023.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following information updates and supplements our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent and future bank failures may adversely affect the Company's business, earnings and financial condition.

The failure of other banks in the U.S. can significantly impact the national, regional and local banking industry and the business environment in which we operate. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While the Company does not believe that the circumstances of these three bank failures are indicators of broader issues with the banking system, these bank failures and/or any future bank failures could reduce customer confidence, negatively impact sources of funding and liquidity (including attraction and retention of deposits), increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry in general and/or the Company in particular. The Company will continue to monitor ongoing events that would impact its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2023.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs
January 1, 2023 through January 31, 2023	-		-	-	-
February 1, 2023 through February 28, 2023	3,447	(1)	20.80	-	-
March 1, 2023 through March 31, 2023	-		-	-	-
Total	3,447		$20.80	-	-

(1)Reflects shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

CF BANKSHARES INC.

PART II. Item 1 to 6

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

CF BANKSHARES INC.

Dated: May 15, 2023	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 15, 2023	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer