Form 10-Q
period 2023-06-30
CF BANKSHARES INC.
filed 2023-08-11
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

______________N/A________________________

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

Yes [  ]    No [X]

As of August 1, 2023, there were 5,288,822 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$231,600	$151,787
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,966	10,442
Equity securities	5,000	5,000
Loans held for sale, at fair value	1,355	580
Loans and leases, net of allowance for credit losses on loans of $15,960 and $16,062	1,631,143	1,572,255
FHLB and FRB stock	8,736	7,942
Premises and equipment, net	4,085	3,778
Other assets held for sale	-	1,930
Operating lease right-of-use assets	5,313	1,357
Bank owned life insurance	25,946	25,641
Accrued interest receivable and other assets	40,605	39,362
Total assets	$1,962,849	$1,820,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$216,966	$263,241
Interest bearing	1,443,117	1,264,681
Total deposits	1,660,083	1,527,922
FHLB advances and other debt	109,978	109,461
Advances by borrowers for taxes and insurance	2,034	3,513
Operating lease liabilities	5,388	1,438
Accrued interest payable and other liabilities	23,084	23,670
Subordinated debentures	14,941	14,922
Total liabilities	1,815,508	1,680,926

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,659,364 at June 30, 2023 and 5,601,289 at December 31, 2022	57	56
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at June 30, 2023 and December 31, 2022	13	13
Additional paid-in capital	90,422	89,813
Retained earnings	69,022	61,095
Accumulated other comprehensive loss	(2,401)	(2,037)
Treasury stock, at cost; 369,114 shares of voting common stock at June 30, 2023 and 365,165 shares of voting common stock at December 31, 2022	(9,772)	(9,692)
Total stockholders' equity	147,341	139,248
Total liabilities and stockholders' equity	$1,962,849	$1,820,174

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans and leases, including fees	$23,684	$14,042	$46,022	$26,870
Securities	213	221	428	445
FHLB and FRB stock dividends	138	78	259	140
Federal funds sold and other	2,190	364	3,692	402
	26,225	14,705	50,401	27,857
Interest expense
Deposits	13,660	2,501	24,079	4,185
FHLB advances and other debt	789	424	1,531	894
Subordinated debentures	290	235	572	459
	14,739	3,160	26,182	5,538
Net interest income	11,486	11,545	24,219	22,319
Provision for credit losses
Provision for credit losses-loans	(63)	-	204	-
Provision for credit losses-unfunded commitments	75	-	45	-
	12	-	249	-
Net interest income after provision for credit losses	11,474	11,545	23,970	22,319

Noninterest income
Service charges on deposit accounts	379	289	683	555
Net gains on sales of residential mortgage loans	40	121	37	678
Net gains on sales of commercial loans	-	143	-	143
Swap fee income	142	5	172	18
Earnings on bank owned life insurance	155	149	305	295
Other	262	101	500	165
	978	808	1,697	1,854
Noninterest expense
Salaries and employee benefits	3,778	3,578	7,764	7,199
Occupancy and equipment	456	312	837	631
Data processing	487	529	1,036	1,049
Franchise and other taxes	328	338	627	661
Professional fees	632	645	1,238	1,252
Director fees	164	153	334	294
Postage, printing and supplies	37	38	92	81
Advertising and marketing	71	134	254	179
Telephone	72	61	136	114
Loan expenses	187	106	359	206
Depreciation	148	126	281	241
FDIC premiums	519	227	1,022	378
Regulatory assessment	60	65	118	131
Other insurance	52	46	99	90
Other	182	114	667	243
	7,173	6,472	14,864	12,749
Income before incomes taxes	5,279	5,881	10,803	11,424
Income tax expense	1,056	1,155	2,132	2,180
Net income	$4,223	$4,726	$8,671	$9,244

Earnings per common share:
Basic	$0.66	$0.74	$1.35	$1.44
Diluted	$0.66	$0.72	$1.35	$1.41

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$4,223	$4,726	$8,671	$9,244
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($39) and ($58) and ($97) and ($337)	(148)	(217)	(364)	(1,267)
Other comprehensive loss, net of tax	(148)	(217)	(364)	(1,267)
Comprehensive income	$4,075	$4,509	$8,307	$7,977

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2023	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	$57	$13	$90,095	$65,184	$(2,253)	$(9,763)	$143,333
Net income	-	-	-	4,223	-		4,223
Other comprehensive loss	-	-	-	-	(148)	-	(148)
Issuance of 1,000 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	299	-	-	-	299
Acquisition of 502 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	28	-	-	(9)	19
Cash dividends declared on common stock ($0.06 per share)	-	-	-	(385)	-	-	(385)
Balance at June 30, 2023	$57	$13	$90,422	$69,022	$(2,401)	$(9,772)	$147,341

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2023	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248
Cumulative effect of ASC326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	8,671	-	-	8,671
Other comprehensive loss	-	-	-	-	(364)	-	(364)
Issuance of 59,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	582	-	-	-	582
Stock options exercised			28				28
Acquisition of 3,447 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-		-	-	(71)	(71)
Acquisition of 502 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(9)	(9)
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(705)	-	-	(705)
Balance at June 30, 2023	$57	$13	$90,422	$69,022	$(2,401)	$(9,772)	$147,341

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at April 1 2022	$55	$13	$88,708	$48,345	$(1,220)	$(7,559)	$128,342
Net income	-	-	-	4,726	-	-	4,726
Other comprehensive loss	-	-	-	-	(217)	-	(217)
Issuance of 31,648 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	222	-	-	-	222
Stock options exercised	-	-	132	-	-	-	132
Purchase of 11,880 treasury shares	-	-	-	-	-	(257)	(257)
Cash dividends declared on common stock ($0.04 per share)	-	-	-	(257)	-	-	(257)
Balance at June 30, 2022	$56	$13	$89,061	$52,814	$(1,437)	$(7,816)	$132,691

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Six Months ended June 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330
Net income	-	-	-	9,244	-	-	9,244
Other comprehensive loss	-	-	-	-	(1,267)	-	(1,267)
Issuance of 65,648 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	402	-	-	-	402
Stock options exercised	-	-	132	-	-	-	132
Acquisition of 2,180 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(48)	(48)
Purchase of 27,655 treasury shares	-	-	-	-		(588)	(588)
Cash dividends declared on common stock ($0.08 per share)	-	-	-	(514)	-	-	(514)
Balance at June 30, 2022	$56	$13	$89,061	$52,814	$(1,437)	$(7,816)	$132,691

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2023	2022
Net Income	$8,671	$9,244
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	249	-
Depreciation	281	241
Amortization, net	(337)	(405)
Deferred income tax	102	115
Originations of loans held for sale	(5,162)	(94,548)
Proceeds from sale of loans held for sale	4,425	121,540
Net losses (gains) on sales of residential mortgage loans	(37)	(678)
Net gains on sales of commercial loans	-	(143)
Loss on sale of other assets held for sale	13
Loss on disposal of premises and equipment	60	-
Earnings on bank owned life insurance	(305)	(295)
Stock-based compensation expense	582	402
Net change in:
Accrued interest receivable and other assets	(286)	(3,438)
Operating lease right-of-use asset	312	287
Operating lease liability	(317)	(296)
Accrued interest payable and other liabilities	(631)	672
Net cash from operating activities	7,620	32,698
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,007	2,509
Loan and lease originations and payments, net	(58,710)	(160,718)
Purchase of loans and leases	-	(3,698)
Proceeds from the sale of loans	-	2,611
Additions to premises and equipment	(648)	(483)
Purchase of FRB and FHLB stock	(794)	(17)
Purchase of other investments	(1,200)	-
Return of investment-joint ventures	221	261
Proceeds from the sale of other assets held for sale	1,892	-
Net cash used by investing activities	(58,232)	(159,535)
Cash flows from financing activities:
Net change in deposits	132,161	131,137
Proceeds from FHLB advances and other debt	37,035	1,300
Repayments on FHLB advances and other debt	(36,535)	(15,450)
Net change in advances by borrowers for taxes and insurance	(1,479)	(873)
Cash dividends paid on common stock	(705)	(514)
Proceeds from exercise of stock options	28	132
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise of stock options for exercise proceeds	(80)	(48)
Purchase of treasury shares	-	(588)
Net cash from financing activities	130,425	115,096
Net change in cash and cash equivalents	79,813	(11,741)
Beginning cash and cash equivalents	151,787	166,591
Ending cash and cash equivalents	$231,600	$154,850

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$25,260	$5,485
Income tax paid	2,300	1,250

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	-	1,674
Initial recognition of operating lease liability	4,267	-
Right-of-use asset obtained in exchange for new operating lease liability	4,267	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the six months ended June 30, 2023 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2022 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (referred to herein as the “2022 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Adoption of ASC 326: Effective January 1, 2023, the Company adopted Accounting Standard Codification 326 (“ASC 326) “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP (“Incurred Loss Model”).

Allowance for Credit Losses - Loans ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 4 - Loans and Leases to the Consolidated Financial Statements.

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

Low Income Housing Tax Credits (LIHTC): CFBank has invested in low income housing tax credits through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the LIHTC. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

Investment in Real Estate Entity: The Bank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying ASC 810, the Company determined that the Bank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in accrued interest and other assets on the consolidated financial statements. The maximum exposure to loss related to this investment was $1.2 million at June 30, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Earnings Per Common Share: The following table sets forth the computation of basic and diluted earnings per share. There were no anti-dilutive securities during the three and six months ended June 30, 2023 and 2022.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Basic
Net income	$4,223	$4,726	$8,671	$9,244

Weighted average common shares outstanding including unvested share-based payment awards	6,550,815	6,523,304	6,543,422	6,514,555
Less: Unvested share-based payment awards-2019 Plan	(132,510)	(109,420)	(132,798)	(98,684)
Average shares	6,418,305	6,413,884	6,410,624	6,415,871
Basic earnings per common share	$0.66	$0.74	$1.35	$1.44

Diluted
Net income	$4,223	$4,726	$8,671	$9,244

Weighted average common shares outstanding for basic earnings per common share	6,418,305	6,413,884	6,410,624	6,415,871
Add: Dilutive effects of assumed exercises of stock options	3,663	29,459	5,207	36,065
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	11,655	109,420	15,677	98,684
Average shares and dilutive potential common shares	6,433,623	6,552,763	6,431,508	6,550,620
Diluted earnings per common share	$0.66	$0.72	$1.35	$1.41

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

Recent Accounting Changes Adopted in 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a new Current Expected Credit Losses (“CECL”) methodology that replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. CECL provides for an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU was effective for the Company on January 1, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The CECL methodology under ASU 2016-13 applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the allowance for credit losses: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A lookback to March 31, 2000 was utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

Upon implementation of the ASU, the expected loss estimate is made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the Company’s adoption of the ASU, effective January 1, 2023 was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $49.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for computing the allowance for loan and lease losses (ALLL), including, but not limited to, economic conditions, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

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

Future Accounting Matters:

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment in this update extends the period of time preparers can utilize reference rate reform relief guidance in Topic 848, discussed above. ASU No. 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024. The Company does not expect the updates within Topic 848 to have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023 (unaudited)
Corporate debt	$9,980	$-	$2,980	$7,000
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,015	-	59	1,956
Mortgage-backed securities - residential (1)	10	-	-	10
Total	$12,005	$-	$3,039	$8,966

(1)Unrealized loss is less than $1 resulting in rounding to zero.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Corporate debt	$9,978	$-	$2,478	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,025	-	100	2,925
Mortgage-backed securities - residential	17	-	-	17
Total	$13,020	$-	$2,578	$10,442

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at June 30, 2023 or June 30, 2022.

There were no sales of securities during the three and six months ended June 30, 2023 and 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at June 30, 2023 and December 31, 2022 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023		December 31, 2022
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,015	$1,956	$2,001	$1,961
Due from one to five years	-	-	1,024	964
Due from five to ten years	9,980	7,000	9,978	7,500
Mortgage-backed securities - residential	10	10	17	17
Total	$12,005	$8,966	$13,020	$10,442

Fair value of securities pledged as collateral was as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Pledged as collateral for:
FHLB advances	$979	$967
Public deposits	482	479
Total	$1,461	$1,446

At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2023 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,000	$2,980	$7,000	$2,980
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	1,956	59	1,956	59
Mortgage-backed securities - residential (1)	10	-	-	-	10	-
Total temporarily impaired	$10	$-	$8,956	$3,039	$8,966	$3,039

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

The unrealized losses at June 30, 2023 and December 31, 2022 were related to one corporate debt security, two mortgage-backed securities and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be impaired at June 30, 2023 and December 31, 2022.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30, 2023	December 31, 2022
	(unaudited)
Commercial (1)	$439,854	$427,423
Real estate:
Single-family residential	473,083	465,057
Multi-family residential	109,554	104,148
Commercial	392,846	375,092
Construction	194,208	184,122
Consumer:
Home equity lines of credit	36,576	30,748
Other	982	1,727
Subtotal	1,647,103	1,588,317
Less: ACL – Loans	(15,960)	(16,062)
Loans and leases, net	$1,631,143	$1,572,255

(1)Includes $17,500 and $20,768 of commercial leases at June 30, 2023 and December 31, 2022, respectively.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Included in Commercial loans at both June 30, 2023 and December 31, 2022, were $0 and $50, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee loans under the PPP to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans were 100% guaranteed by the SBA and the full principal amount of the loans could qualify for forgiveness. The loans we originated had a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Paycheck Protection Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. At June 30, 2023 and December 31,2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. See Note 8 - FHLB Advances and Other Debt for additional information.

Allowance for Credit Losses on Loans (ACL – Loans)

As discussed in Note 1, effective January 1, 2023, the Company adopted ASC 326. Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP (“Incurred Loss Model”).

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three and six months ended June 30, 2023 (unaudited).

	Three Months Ended June 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, April 1, 2023	$5,438	$3,194	$1,045	$4,123	$1,679	$331	$105	$15,915
Provision of credit losses	(184)	(112)	(96)	(44)	422	(9)	(40)	(63)
Recoveries on loans	85	19	-	-	-	1	3	108
Loans charged off	-	-	-	-	-	-	-	-
Balances, June 30, 2023	$5,339	$3,101	$949	$4,079	$2,101	$323	$68	$15,960

	Six Months Ended June 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	(382)	123	(114)	(31)	476	118	14	204
Recoveries on loans	85	22	-	-	-	1	3	111
Loans charged off	(5)	-	-	-	-	-	(3)	(8)
Balances, June 30, 2023	$5,339	$3,101	$949	$4,079	$2,101	$323	$68	$15,960

Allowance for Loan and Lease Losses under prior GAAP (“Incurred Loss Model”)

Prior to the adoption of ASC 326 on January 1, 2023, the Company maintained an allowance for loan and lease losses (ALLL) in accordance with the Incurred Loss Model as disclosed in the Company’s 2022 Annual Report on Form 10-K.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan and lease losses (ALLL) by portfolio segment for the three and six months ended June 30, 2022.

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

	June 30, 2023 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$102	$102	$85
Real estate:
Single-family residential	93	-	93	-
Total	$93	$102	$195	$85

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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three and six months ended June 30, 2022. Cash payments of interest during the three and six months ended June 30, 2022 totaled $41 and $89, respectively.

				Three months ended		Six months ended
	As of December 31, 2022			June 30, 2022		June 30, 2022
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	371	80	-	123	-	144	1
Real estate:
Single-family residential (1)	95	95	-	98	1	98	3
Commercial:
Non-owner occupied	-	-	-	-	-	700	17
Total with an allowance recorded	466	175	-	221	1	942	21
Total	$466	$175	$-	$221	$1	$942	$21

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in non-accrual loans by class of loans at June 30, 2023 (unaudited):

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$164	$62
Real estate:
Single-family residential	635	635
Total nonaccrual loans	$799	$697

The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2022:

December 31, 2022

Loans past due over 90 days still on accrual	$-
Nonaccrual loans:
Commercial	99
Real estate:
Single-family residential	641
Consumer:
Home equity lines of credit:
Originated for portfolio	18
Purchased for portfolio	3
Total nonaccrual	761
Total nonaccrual and nonperforming loans	$761

Nonaccrual loans include both smaller balance single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2023 or December 31, 2022.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2023 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$247	$777	$62	$1,086	$438,768	$102
Real estate:
Single-family residential	-	-	563	563	472,520	72
Multi-family residential	-	-	-	-	109,554	-
Commercial:
Non-owner occupied	-	-	-	-	184,985	-
Owner occupied	-	-	-	-	186,367	-
Land	-	-	-	-	21,494	-
Construction	-	-	-	-	194,208	-
Consumer:
Home equity lines of credit	-	-	-	-	36,576	-
Other	-	47	-	47	935	-
Total	$247	$824	$625	$1,696	$1,645,407	$174

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

Troubled Debt Restructurings (TDRs):

The Company adopted ASU 2022-02 during the first quarter of 2023. This amendment eliminated the TDR recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loans. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2023, the Company did not modify any loans.

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

During the three and six months ended June 30, 2022, there were no loans modified as a TDR.

There were no TDR’s that went into payment default during the quarter ended June 30, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of June 30, 2023. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and Industrial
Pass	$26,793	$97,823	$101,796	$47,962	$4,920	$13,259	$142,096	$475	$435,124
Substandard	-	-	4,628	-	102	-	-	-	4,730
Total Commercial and industrial loans	26,793	97,823	106,424	47,962	5,022	13,259	142,096	475	439,854
Current period gross charge-offs	-	-	5	-	-	-	-	-	5
Real estate loans:
Single-family residential
Payment performance
Performing	25,165	135,009	237,472	47,065	9,962	17,775			472,448
Nonperforming	-	-	-	-	-	635	-	-	635
Total Single-family residential loans	25,165	135,009	237,472	47,065	9,962	18,410	-	-	473,083
Multi-family residential
Pass	4,800	8,827	51,631	7,367	15,888	21,041	-	-	109,554
Total Multi-family residential loans	4,800	8,827	51,631	7,367	15,888	21,041	-	-	109,554
Commercial:
Non-owner occupied
Pass	16,669	27,115	49,138	15,525	20,450	54,481	1,097	-	184,475
Special Mention	-	-	-	-	510	-	-	-	510
Total Non-owner occupied loans	16,669	27,115	49,138	15,525	20,960	54,481	1,097	-	184,985
Owner occupied
Pass	14,723	55,959	56,348	20,226	19,167	19,188	70	-	185,681
Special Mention	-	-	-	-	686	-	-	-	686
Total Owner occupied loans	14,723	55,959	56,348	20,226	19,853	19,188	70	-	186,367
Land
Pass	1,781	5,980	11,243	1,927	154	409	-	-	21,494
Total Land loans	1,781	5,980	11,243	1,927	154	409	-	-	21,494
Construction
Pass	6,941	62,829	102,120	9,771	-	212	12,335	-	194,208
Total Construction loans	6,941	62,829	102,120	9,771	-	212	12,335	-	194,208
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	36,049	527	36,576
Nonperforming	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	-	-	-	-	-	-	36,049	527	36,576
Other
Payment performance									-
Performing	-	-	-	14	-	289	632	47	982
Nonperforming	-	-	-	-	-	-	-	-	-
Total Other consumer loans	-	-	-	14	-	289	632	47	982
Current period gross charge-offs	-	-	-	-	-	3	-	-	3
Total loans	$96,872	$393,542	$614,376	$149,857	$71,839	$127,289	$192,279	$1,049	$1,647,103
Total current period gross charge-offs	$-	$-	$5	$-	$-	$3	$-	$-	$8

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2022 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$422,673	$4,651	$19	$80	$427,423
Real estate:
Single-family residential	451,939	12,477	-	641	-	465,057
Multi-family residential	-	104,148	-	-	-	104,148
Commercial:
Non-owner occupied	-	168,731	955	-	-	169,686
Owner occupied	-	171,998	700	-	-	172,698
Land	-	32,708	-	-	-	32,708
Construction	3,084	180,520	518	-	-	184,122
Consumer:
Home equity lines of credit:
Originated for portfolio	30,730	-	-	18	-	30,748
Purchased for portfolio	-	-	-	-	-	-
Other	1,724	-	-	3	-	1,727
	$487,477	$1,093,255	$6,824	$681	$80	$1,588,317

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	June 30, 2023	December 31, 2022
	(unaudited)
Total minimum lease payments to be received	$18,796	$22,533
Less: Unearned income	(1,320)	(1,798)
Plus: Indirect initial costs	24	33
Net investment in direct financing leases	$17,500	$20,768

The following summarizes the future minimum lease payments receivable in fiscal year 2023 and in subsequent fiscal years:

2023, excluding the six months ended June 30, 2023	$3,425
2024	6,227
2025	5,537
2026	2,956
2027	601
Thereafter	50
Total future minimum payments	$18,796

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At June 30, 2023, the weighted-average remaining lease term for the Company’s operating leases was 9.2 years and the weighted-average discount rate was 7.31%.

The Company’s operating lease costs were $188 and $312 for the three and six months ended June 30, 2023, respectively, and $144 and $287 for the three and six months ended June 30, 2022, respectively. The variable lease costs totaled $188 and $353 for the three and six months ended June 30, 2023, respectively, and $63 and $147 for the three and six months ended June 30, 2022, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of June 30, 2023 are as follows:

2023, excluding the six months ended June 30, 2023	$538
2024	1,000
2025	761
2026	677
2027	627
Thereafter	4,025
Total future minimum rental commitments	7,628
Less - amounts representing interest	(2,240)
Total operating lease liabilities	$5,388

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

TBA mortgage – backed securities: To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into either a forward sales contract to sell loans to investors when using best efforts or a trade of “to-be-announced (TBA)” mortgage-backed securities for mandatory delivery. The forward sales contracts lock in a price for the sale of loans with similar characteristics to the specific rate lock commitments based on a valuation model using observable market data for pricing commitments (Level 2).

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2023 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,000
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,956
Mortgage-backed securities - residential	10
Total securities available for sale	$8,966
Loans held for sale	$1,355

Derivative assets	$4,250

Financial Liabilities:
Derivative liabilities	$4,250

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2023 or December 31, 2022. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2023 and December 31, 2022.

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2023. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022 are summarized below:

Fair Value Measurements at December 31, 2022 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$80
Total impaired loans	$80

There were no write-downs of impaired collateral dependent loans during the six months ended June 30, 2023 or 2022.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2023 or December 31, 2022.

As of June 30, 2023 and December 31, 2022, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Aggregate fair value	$1,355	$580
Contractual balance	1,355	580
Gain (loss)	$-	$-

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2023 and 2022 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Interest income	$10	$-	$13	$172
Interest expense	-	-	-	-
Change in fair value	-	92	-	(356)
Total change in fair value	$10	$92	$13	$(184)

The carrying amounts and estimated fair values of financial instruments at June 30, 2023 were as follows:

	Fair Value Measurements at June 30, 2023 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$231,600	$231,600	$-	$-	$231,600
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,966	-	8,966	-	8,966
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	1,355	-	1,355	-	1,355
Loans and leases, net	1,631,143	-	-	1,599,936	1,599,936
FHLB and FRB stock	8,736	n/a	n/a	n/a	n/a
Accrued interest receivable	7,505	82	163	7,260	7,505
Derivative assets	4,250	-	4,250	-	4,250

Financial liabilities
Deposits	$(1,660,083)	$(1,045,459)	$(605,664)	$-	$(1,651,123)
FHLB advances and other borrowings	(109,978)	-	(109,365)	-	(109,365)
Advances by borrowers for taxes and insurance	(2,034)	-	-	(2,034)	(2,034)
Subordinated debentures	(14,941)	-	(14,859)	-	(14,859)
Accrued interest payable	(1,762)	-	(1,762)	-	(1,762)
Derivative liabilities	(4,250)	-	(4,250)	-	(4,250)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

	Fair Value Measurements at December 31, 2022 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$151,787	$151,787	$-	$-	$151,787
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,442	-	10,442	-	10,442
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	580	-	580	-	580
Loans and leases, net	1,572,255	-	-	1,542,796	1,542,796
FHLB and FRB stock	7,942	n/a	n/a	n/a	n/a
Accrued interest receivable	8,067	70	176	7,821	8,067
Other assets held for sale	1,930	-	-	1,930	1,930
Derivative assets	4,233	-	4,233	-	4,233

Financial liabilities
Deposits	$(1,527,922)	$(969,797)	$(545,871)	$-	$(1,515,668)
FHLB advances and other borrowings	(109,461)	-	(105,715)	-	(105,715)
Advances by borrowers for taxes and insurance	(3,513)	-	-	(3,513)	(3,513)
Subordinated debentures	(14,922)	-	(14,621)	-	(14,621)
Accrued interest payable	(840)	-	(840)	-	(840)
Derivative liabilities	(4,233)	-	(4,233)	-	(4,233)

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 8.01% at June 30, 2023 and 7.58% at December 31, 2022. Effective July 1, 2023, the rate of interest on the subordinated debentures will reset quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At June 30, 2023, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,786.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2023	December 31, 2022
		(unaudited)
FHLB fixed rate advances:
Maturities:
2023		-	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	-
Thereafter	3.94%	12,500	29,500
Total FHLB fixed rate advances		76,500	80,000

Variable rate other debt:
Holding Company credit facility	3.85%	33,478	29,461
Total		$109,978	$109,461

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At June 30, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33,478 on the facility.

At June 30, 2023, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at June 30, 2023 and December 31, 2022. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the FRB at June 30, 2023 and December 31, 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $299 and $582, respectively, for the three and six months ended June 30, 2023 and $222 and $402, respectively, for the three and six months ended June 30, 2022. The total income tax effect was $63 and $122, respectively, for the three and six months ended June 30, 2023 and $47 and $84, respectively, for the three and six months ended June 30, 2022.

Both Plans are stockholder-approved plans and authorize stock options, restricted stock and certain other types of incentive awards to be made to directors, officers and employees. The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the Company’s 2003 equity compensation plan (the “2003 Plan”) and provided for 36,363 shares, plus any remaining shares available to grant or that were later forfeited or expired under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards. On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727. The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 56,034 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at June 30, 2023.

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

There were no options granted during the six months ended June 30, 2023 and June 30, 2022. There were 3,636 options exercised during the six months ended June 30, 2023 and 18,180 options exercised during the six months ended and June 30, 2022.

A summary of stock option activity in the Plans for the three months ended June 30, 2023 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	11,089	$7.63
Exercised	(3,636)	7.62
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	7,453	$7.63	0.4	$55

Exercisable at end of period	7,453	$7.63	0.4	$55

There were no stock options canceled, forfeited or expired during the six months ended June 30, 2023 or the six months ended June 30, 2022. As of June 30, 2023, all outstanding stock options granted under the Plans were vested.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 59,784 shares of restricted stock granted under the Plan during the six months ended June 30, 2023. There were 65,648 shares of restricted stock granted during the six months ended June 30, 2022.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2023 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,413	$19.35
Granted	59,784	20.15
Vested	(41,727)	19.34
Forfeited	(5,345)	20.28
Nonvested at June 30, 2023	125,125	$19.69

As of June 30, 2023 and 2022, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,989 and $1,979, respectively.

There were 5,345 shares of restricted stock forfeited during the six month period ended June 30, 2023, and 2,266 shares of restricted stock forfeited during the six months ended June 30, 2022. There were 41,727 shares of restricted stock that vested during the six months ended June 30, 2023, and 25,312 shares of restricted stock that vested during the six months ended June 30, 2022.

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

In July 2013, the Holding Company’s primary federal regulator, the Board of Governors of the Federal Reserve System (the “FRB”), published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. In order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present actual and required capital ratios as of June 30, 2023 and December 31, 2022 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023 (unaudited)
Total Capital to risk weighted assets	$203,915	13.24%	$161,693	10.50%	$153,994	10.00%
Tier 1 (Core) Capital to risk weighted assets	187,048	12.15%	130,895	8.50%	123,195	8.00%
Common equity tier 1 capital to risk-weighted assets	187,048	12.15%	107,796	7.00%	100,096	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	187,048	9.82%	76,176	4.00%	95,221	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital to risk weighted assets	$193,294	12.74%	$159,364	10.50%	$151,775	10.00%
Tier 1 (Core) Capital to risk weighted assets	176,828	11.65%	129,009	8.50%	121,420	8.00%
Common equity tier 1 capital to risk-weighted assets	176,828	11.65%	106,243	7.00%	98,654	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	176,828	9.89%	71,502	4.00%	89,377	5.00%

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $47,145 at June 30, 2023 and $42,177 at December 31, 2022.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At June 30, 2023, CFBank had $2,826 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of June 30, 2023, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Notional amount	$47,145	$42,177
Weighted average pay rate on interest-rate swaps	4.66%	4.34%
Weighted average receive rate on interest-rate swaps	7.92%	6.21%
Weighted average maturity (years)	8.0	7.7
Fair value of derivative asset	$4,250	$4,233
Fair value of yield derivative liability	(4,250)	(4,233)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the six months ended June 30, 2023 or 2022.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. Early in 2021, we strategically scaled down and repositioned our Residential Mortgage Business as a result of the shifts in the residential mortgage industry and, during the second quarter of 2022, we exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company had $4,713 of interest lock commitments related to residential mortgage loans at June 30, 2023 and approximately $3,940 of interest rate lock commitments related to residential mortgage loans at December 31, 2022. The fair value of these interest lock commitments was immaterial at June 30, 2023 and December 31, 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mortgage banking activities included two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments were loans in our pipeline that had an interest rate locked with the customer. The commitments were generally for periods of 30-60 days and were at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedged our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had no TBA mortgage-backed securities at June 30, 2023 and December 31, 2022.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	June 30, 2023		December 31, 2022
(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$4,713	$-	$3,940	$-
TBA mortgage-back securities	-	-	-	-

The following table represents the notional amount of loans sold during the three months ended June 30, 2023 and 2022 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022
Notional amount of loans sold	$3,171	$9,368	$5,162	$94,548

The following table represents the revenue recognized on mortgage activities for the three and six months ended June 30, 2023 and 2022 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022
Gain (loss) on loans sold	40	(103)	37	(42)
Gain (loss) from change in fair value of loans held-for-sale	-	92	-	(356)
Gain (loss) from change in fair value of derivatives	-	132	-	1,076
	$40	$121	$37	$678

NOTE 12 – INCOME TAXES

At June 30, 2023 and December 31, 2022, the Company had a deferred tax asset recorded in the amount of approximately $4,438 and $4,330, respectively. At December 31, 2022, the Company had a deferred tax asset recorded of approximately $4,330. At June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2019.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2023 that no valuation allowance was required against the net deferred tax asset.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At June 30, 2023, the Company had net operating loss carryforwards of $22,089, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. ASC 740 does not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at June 30, 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 20.0% and 19.7%, respectively, for the three and six months ended June 30, 2023 and 19.6% and 19.1%, respectively, for the three and six months ended June 30, 2022, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.3%	0.1%	0.0%	(0.4%)
Tax exempt earnings on bank owned life insurance	(0.6%)	(0.5%)	(0.6%)	(0.5%)
Dividends on equity securities	(0.2%)	(0.2%)	(0.2%)	(0.2%)
Low income housing credits	(0.5%)	(0.8%)	(0.5%)	(0.8%)
Other, net	0.0%	0.0%	0.0%	0.0%
Effective tax rate	20.0%	19.6%	19.7%	19.1%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2023 and 2022 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive loss, beginning of period	$(2,253)	$(1,220)	$(2,037)	$(170)
Other comprehensive loss before reclassifications (2)	(148)	(217)	(364)	(1,267)
Net current-period other comprehensive loss	(148)	(217)	(364)	(1,267)
Accumulated other comprehensive loss, end of period	$(2,401)	$(1,437)	$(2,401)	$(1,437)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2023 and 2022.

NOTE 14- OTHER ASSETS HELD FOR SALE

During the third quarter of 2022, the Company began marketing its Worthington headquarters building for sale as it prepared to move its headquarters to New Albany, Ohio. On October 20, 2022, the Company entered into a contract to sell the building for $2,010. As a result, impairment expense of $542 was recorded during September 2022 to adjust the building and land value to the offered price, less costs to sell and the associated assets were transferred to other assets held for sale on the consolidated balance sheet. The sale of the building was completed in May 2023.

NOTE 15- SUBSEQUENT EVENT

Subsequent to June 30, 2023, CFBank was notified of a potential credit issue with the borrower on a participation loan of which we are not the lead bank. The balance of CFBank’s participation was $2.9 million as of June 30, 2023. The lead bank is currently gathering additional information to determine the impact.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports and materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2022, as supplemented by “Item 1A. Risk Factors” of Part II on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following counties in Ohio and Indiana: Franklin County, Ohio through our offices in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023); Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, Ohio through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; Hamilton County, Ohio through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

CECL Implementation. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a new Current Expected Credit Losses (“CECL”) methodology that replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. CECL provides for an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

the financial statements. In addition, the ASU amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU was effective for the Company on January 1, 2023.

The CECL methodology required under ASU 2016-13 applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the allowance for credit losses: closed pool, vintage, average charge-off, migration, probability of default / loss given default, discounted cash flow, and regression. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A lookback to March 31, 2000 was utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

Upon implementation of the ASU, the expected loss estimate is made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the Company’s adoption of the ASU effective January 1, 2023 was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $49,000.

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

COVID-19 Pandemic. During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. At June 30, 2023 and December 31,2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. CFBank’s loans outstanding through the PPP totaled $0 at June 30, 2023 and $50,000 at December 31, 2022. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. During the pandemic, CFBank also granted payment deferrals on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At June 30, 2023, there were no remaining loans on payment deferrals.

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

Net income is also affected by, among other things, provisions for credit losses, loan fee income, service charges, gains on loan sales, operating expenses, and taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, advertising and marketing, data processing, professional fees, FDIC insurance premiums and other general and administrative expenses. Our results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities. Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to require us to increase the level of our allowance for credit losses on loans and leases. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q.

Financial Condition

General. Assets totaled $2.0 billion at June 30, 2023 and increased $142.7 million, or 7.8%, from $1.8 billion at December 31, 2022. The increase was primarily due to a $79.8 million increase in cash and cash equivalents and a $58.9 million increase in net loan balances.

Cash and cash equivalents. Cash and cash equivalents totaled $231.6 million at June 30, 2023, and increased $79.8 million, or 52.6%, from $151.8 million at December 31, 2022. The increase in cash and cash equivalents was primarily attributed to an increase in net deposit balances, partially offset by increases in net loan balances.

Securities. Securities available for sale totaled $9.0 million at June 30, 2023, and decreased $1.4 million, or 14.4%, compared to $10.4 million at December 31, 2022. The decrease was due to principal maturities and unrealized losses.

Loans held for sale. Loans held for sale totaled $1.4 million at June 30, 2023 and increased $775,000, or 133.6%, from $580,000 at December 31, 2022.

Loans and Leases. Net loans and leases totaled $1.6 billion at June 30, 2023, and increased $58.9 million, or 3.7%, from $1.6 billion at December 31, 2022. The increase in net loans and leases from December 31, 2022 was primarily due to a $17.8 million increase in commercial real estate loan balances, a $12.4 million increase in commercial loan balances, a $10.1 million increase in construction loan balances, an $8.0 million increase in single-family residential loan balances, a $5.8 million increase in home equity lines of credit, and a $5.4 million increase in multi-family loan balances. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $16.0 million at June 30, 2023, and decreased $102,000, or 0.6%, from $16.1 million at December 31, 2022. The decrease in the ACL - Loans is due to a $409,000 reduction attributable a one-time “Day 1” adjustment upon adoption of CECL on January 1, 2023, partially offset by $204,000 in loan provision expense and $103,000 in net recoveries during the six months ended June 30, 2023. The ratio of the ACL - Loans to total loans was 0.97% at June 30, 2023, compared to 1.01% at December 31, 2022.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $195,000 at June 30, 2023, and increased $20,000, or 11.0%, from $175,000 at December 31, 2022. The increase was primarily due to a $102,000 newly identified commercial loan during the second quarter 2023, partially offset by principal payments during the six months ended June 30, 2023. The amount of the ACL - Loans specifically allocated to individually evaluated loans totaled $85 at June 30, 2023 and $176 at December 31, 2022.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $799,000 at June 30, 2023, and increased $38,000 from $761,000 at December 31, 2022. The increase was primarily due to one commercial lease and one commercial loan going into nonaccrual during the second quarter 2023, partially offset by one commercial loan and one consumer loan being charged off and payoffs on nonperforming loans during the six months ended June 30, 2023. The ratio of nonperforming loans to total loans was 0.05% at June 30, 2023 compared to 0.05% at December 31, 2022.

The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the Troubled Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loans. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the six months ended June 30, 2023, the Company did not modify any loans.

Prior to the adoption of ASU 2022-02, nonaccrual loans included some loans that were modified and identified as TDRs and were not performing. TDRs included in nonaccrual loans totaled $80,000 at at December 31, 2022.

Nonaccrual loans at December 31, 2022 did not include $95,000 of TDRs where customers had established a sustained period of repayment performance, generally six months, the loans were current according to their modified terms and repayment of the remaining contractual payments was expected. These loans were included in total impaired loans. See Notes 1 and 4 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $1.0 million, or 13.5%, during the six months ended June 30, 2023. Loans designated as special mention decreased $5.6 million, or 82.5%, and totaled $1.2 million at June 30, 2023, compared to $6.8 million at December 31, 2022. Loans classified as substandard increased $4.7 million, or 687.8%, and totaled $5.6 million at June 30, 2023, compared to $681,000 at December 31, 2022. Loans designated as doubtful totaled $0 at June 30, 2023 compared to $80,000 at December 31, 2022. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $404,000 and totaled $1.7 million at June 30, 2023, compared to $2.1 million at December 31, 2022. Past due loans totaled 0.1% of the loan portfolio at June 30, 2023, compared to 0.1% at December 31, 2022. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $128.3 million, or 29.2%, of CFBank’s commercial portfolio at June 30, 2023, compared to $117.9 million, or 27.6%, at December 31, 2022. Interest only home equity lines of credit totaled $32.5 million, or 88.7%, of the total home equity lines of credit at June 30, 2023 compared to $30.5 million, or 99.2%, at December 31, 2022.

We believe the ACL - Loans is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2023; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at June 30, 2023 or December 31, 2022. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.7 billion at June 30, 2023, an increase of $132.2 million, or 8.6%, when compared to $1.5 billion at December 31, 2022. The increase when compared to December 31, 2022 is primarily due to a $98.0 million increase in money market account balances and a $56.5 million increase in certificate of deposit account balances, partially offset by a $21.1 million decrease in checking account balances and a $1.2 million decrease in savings account balances. Noninterest-bearing deposit accounts totaled $217.0 million at June 30, 2023 and decreased $46.2 million from $263.2 million at December 31, 2022. At June 30, 2023, approximately 28.8% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 31.6% at December 31, 2022.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $388.7 million at June 30, 2023, and increased $96.9 million, or 33.2%, from $291.8 million at December 31, 2022. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $235.7 million at June 30, 2023, and increased $77.8 million, or 49.3%, from $157.9 million at December 31, 2022.

FHLB advances and other debt. FHLB advances and other debt totaled $110.0 million at June 30, 2023, an increase of $517,000, or 0.5%, when compared to $109.5 million at December 31, 2022. The increase was due to a $4.0 million increase on the Company’s line of credit with a third party financial institution, partially offset by a $3.5 million decrease in FHLB advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of June 30, 2023, the Company had an outstanding balance of $33.5 million on the facility.

At June 30, 2023, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at June 30, 2023 or December 31, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Subordinated debentures. Subordinated debentures totaled $14.9 million at both June 30, 2023 and December 31, 2022. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at June 30, 2023 and December 31, 2022.

Stockholders’ equity. Stockholders’ equity totaled $147.3 million at June 30, 2023, an increase of $8.1 million, or 5.8%, from $139.2 million at December 31, 2022. The increase in total stockholders’ equity during the six months ended June 30, 2023 was primarily attributed to net income, partially offset by a $364,000 increase in other comprehensive loss. The other comprehensive loss was the result of the mark-to-market adjustment of our investment portfolio.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2023 and 2022.

General. Net income for the three months ended June 30, 2023 totaled $4.2 million (or $0.66 per diluted common share) and decreased $503,000, or 10.6%, compared to net income of $4.7 million (or $0.72 per diluted common share) for the three months ended June 30, 2022. The decrease in net income was primarily the result of an increase in other noninterest expense and a decrease in net interest income, partially offset by an increase in noninterest income.

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

Net interest income totaled $11.5 million for the quarter ended June 30, 2023 and decreased $59,000, or 0.5%, compared to net interest income of $11.5 million for the quarter ended June 30, 2022. The decrease in net interest income was primarily due to a $11.5 million, or 366.4%, increase in interest expense, partially offset by a $11.5 million, or 78.3%, increase in interest income. The increase in interest expense was attributed to a 284bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $313.5 million, or 26.1%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 188bps increase in the average yield on interest-earning assets, coupled with a $301.3 million, or 19.9%, increase in average interest-earning assets outstanding. The net interest margin of 2.52% for the quarter ended June 30, 2023 decreased 52bps compared to the net interest margin of 3.04% for the first quarter of 2022.

Interest income totaled $26.2 million for the quarter ended June 30, 2023, and increased $11.5 million, or 78.3%, compared to $14.7 million for the quarter ended June 30, 2022. The increase in interest income was primarily attributed to a 159bps increase in the average yield on loans and leases and loans held for sale, coupled with a $299.9 million, or 22.6%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $14.7 million for the quarter ended June 30, 2023, and increased $11.5 million, or 366.4%, compared to $3.2 million for the quarter ended June 30, 2022. The increase in interest expense was primarily attributed to a 303bps increase in the average rate of interest-bearing deposits, coupled with a $280.6 million, or 25.3%, increase in average interest-bearing deposits.

Provision for credit losses. There was $12,000 in provision for credit losses expense for the quarter ended June 30, 2023 and no provision for the quarter ended June 30, 2022. Net recoveries for the quarter ended June 30, 2023 totaled $108,000, compared to net recoveries of $12,000 for the quarter ended June 30, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2023 and 2022.

	For the three months ended June 30,
	2023	2022
(unaudited)	(Dollars in thousands)
Commercial	$(85)	$-
Single-family residential real estate	(19)	(9)
Home equity lines of credit	(1)	(3)
Other consumer loans	(3)	-
Total	$(108)	$(12)

Noninterest income. Noninterest income for the quarter ended June 30, 2023 totaled $978,000 and increased $170,000, or 21.0%, compared to $808,000 for the quarter ended June 30, 2022. The increase was primarily due to a $167,000 increase in other noninterest income related to commercial loan servicing fees, a $137,000 increase in swap fee income, partially offset by a $143,000 decrease in net gain on sale of commercial loans.

Noninterest expense. Noninterest expense for the quarter ended June 30, 2023 totaled $7.2 million and increased $701,000, or 10.8%, compared to $6.5 million for the quarter ended June 30, 2022. The increase in noninterest expense was primarily due to a $292,000 increase in FDIC premiums and a $200,000 increase in salaries and employee benefits. The increase in FDIC expense was related to increased assets and deposit levels and assessment rates. The increase in salaries and employee benefits was primarily due to a decline in deferred salary costs related to lower origination volumes.

Income tax expense. Income tax expense was $1.1 million for the quarter ended June 30, 2023, a decrease of $99,000 compared to $1.2 million for the quarter ended June 30, 2022. The effective tax rate for the quarter ended June 30, 2023 was approximately 20.0%, as compared to approximately 19.6% for the quarter ended June 30, 2022.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2023 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2023 and 2022.

General. Net income for the six months ended June 30, 2023 totaled $8.7 million (or $1.35 per diluted common share) and decreased $573,000, or 6.2%, compared to net income of $9.2 million (or $1.41 per diluted common share) for the six months ended June 30, 2022. The decrease in net income was primarily the result of an increase in noninterest expense, partially offset by an increase in net interest income.

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

Net interest income totaled $24.2 million for the six months ended June 30, 2023 and increased $1.9 million, or 8.5%, compared to net interest income of $22.3 million for the six months ended June 30, 2022. The increase in net interest income was primarily due to a $22.5 million, or 80.9%, increase in interest income, partially offset by a $20.6 million, or 372.8%, increase in interest expense. The increase in interest income was primarily attributed to a 181bps increase in average yield on interest-earning assets, coupled with a $329.8 million, or 22.8%, increase in average interest-earning assets outstanding. The increase in interest expense was attributed to a 260bps increase in average yield on interest-bearing liabilities, coupled with a $333.7 million, or 29.5%, increase in average interest-bearing liabilities. The net interest margin of 2.72% for the six months ended June 30, 2023 decreased 36bps compared to the net interest margin of 3.08% for the six months ended June 30, 2022.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Interest income totaled $50.4 million for the six months ended June 30, 2023, and increased $22.5 million, or 80.9%, compared to $27.9 million for the six months ended June 30, 2022. The increase in interest income was primarily attributed to a 158bps increase in the average yield on loans and leases and loans held for sale, coupled with a $312.8 million, or 24.2%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $26.2 million for the six months ended June 30, 2023, and increased $20.6 million, or 372.8%, compared to $5.5 million for the six months ended June 30, 2022. The increase in interest expense was primarily attributed to a 279bps increase in the average rate of interest-bearing deposits, coupled with a $306.4 million, or 29.7%, increase in average interest-bearing deposits.

Provision for credit losses. There was $249,000 in provision for credit losses expense for the six months ended June 30, 2023 compared to no provision for the six months ended June 30, 2022. Net recoveries for the six months ended June 30, 2023 totaled $103,000, compared to net recoveries of $24,000 for the six months ended June 30, 2022.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2023 and 2022

	For the six months ended June 30,
	2023	2022
(unaudited)	(Dollars in thousands)
Commercial	$(80)	$-
Single-family residential real estate	(22)	(17)
Home equity lines of credit	(1)	(7)
Total	$(103)	$(24)

Noninterest income. Noninterest income for the six months ended June 30, 2023 totaled $1.7 million and decreased $157,000, or 8.5%, compared to $1.9 million for the six months ended June 30, 2022. The decrease was primarily due to a $641,000 decrease in net gain on sale of residential mortgage loan, partially offset by a $345,000 increase in other noninterest income related to commercial loan servicing fees, and a $154,000 increase in swap fee income. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision to scale down and exit the saleable-to-investor mortgage business in favor of portfolio lending with servicing retained.

Noninterest expense. Noninterest expense for the six months ended June 30, 2023 totaled $14.9 million and increased $2.2 million, or 16.6%, compared to $12.7 million for the six months ended June 30, 2022. The increase in noninterest expense was primarily due to a $644,000 increase in FDIC premiums and a $565,000 increase in salaries and employee benefits. The increase in FDIC expense was related to increased assets and deposit levels and assessment rates. The increase in salaries and employee benefits was primarily due to a decline in deferred salary costs related to lower origination volumes.

Income tax expense. Income tax expense was $2.1 million for the six months ended June 30, 2023, a decrease of $48,000 compared to $2.2 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was approximately 19.7%, as compared to approximately 19.1% for the six months ended June 30, 2022.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2023 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended June 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,406	$213	4.94%	$17,744	$221	4.58%
Loans and leases and loans held for sale (3)	1,627,516	23,684	5.82%	1,327,636	14,042	4.23%
Other earning assets	165,843	2,190	5.28%	162,912	364	0.89%
FHLB and FRB stock	9,133	138	6.04%	7,329	78	4.26%
Total interest-earning assets	1,816,898	26,225	5.76%	1,515,621	14,705	3.88%
Noninterest-earning assets	92,456			81,305
Total assets	$1,909,354			$1,596,926

Interest-bearing liabilities:
Deposits	$1,388,672	13,660	3.93%	$1,108,079	2,501	0.90%
FHLB advances and other borrowings	125,505	1,079	3.44%	92,612	659	2.85%
Total interest-bearing liabilities	1,514,177	14,739	3.89%	1,200,691	3,160	1.05%

Noninterest-bearing liabilities	249,608			266,812
Total liabilities	1,763,785			1,467,503

Equity	145,569			129,423
Total liabilities and equity	$1,909,354			$1,596,926

Net interest-earning assets	$302,721			$314,930
Net interest income/interest rate spread		$11,486	1.87%		$11,545	2.83%
Net interest margin			2.52%			3.04%
Average interest-earning assets
to average interest-bearing liabilities	119.99%			126.23%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,799	$428	4.89%	$19,026	$445	4.47%
Loans and leases and loans held for sale (3)	1,607,635	46,022	5.73%	1,294,844	26,870	4.15%
Other earning assets	145,922	3,692	5.06%	125,958	402	0.64%
FHLB and FRB stock	8,601	259	6.02%	7,324	140	3.82%
Total interest-earning assets	1,776,957	50,401	5.66%	1,447,152	27,857	3.85%
Noninterest-earning assets	90,125			79,313
Total assets	$1,867,082			$1,526,465

Interest-bearing liabilities:
Deposits	$1,338,694	24,079	3.60%	$1,032,324	4,185	0.81%
FHLB advances and other borrowings	125,060	2,103	3.36%	97,736	1,353	2.77%
Total interest-bearing liabilities	1,463,754	26,182	3.58%	1,130,060	5,538	0.98%

Noninterest-bearing liabilities	259,639			268,594
Total liabilities	1,723,393			1,398,654

Equity	143,689			127,811
Total liabilities and equity	$1,867,082			$1,526,465

Net interest-earning assets	$313,203			$317,092
Net interest income/interest rate spread		$24,219	2.08%		$22,319	2.87%
Net interest margin			2.72%			3.08%
Average interest-earning assets
to average interest-bearing liabilities	121.40%			128.06%

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

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2022			June 30, 2022
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$88	$(96)	$(8)	$108	$(125)	$(17)
Loans and leases	6,021	3,621	9,642	11,716	7,436	19,152
Other earning assets	1,819	7	1,826	3,217	73	3,290
FHLB and FRB Stock	38	22	60	91	28	119
Total interest-earning assets	7,966	3,554	11,520	15,132	7,412	22,544

Interest-bearing liabilities:
Deposits	10,376	783	11,159	18,314	1,580	19,894
FHLB advances and other borrowings	155	265	420	325	425	750
Total interest-bearing liabilities	10,531	1,048	11,579	18,639	2,005	20,644

Net change in net interest income	$(2,565)	$2,506	$(59)	$(3,507)	$5,407	$1,900

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

We believe there have been no significant changes during the three months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the adoption of ASU No. 2016-13, on January 1, 2023. Certain accounting policies were revised and certain accounting policy elections were implemented, related to the adoption of CECL. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available for sale

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell. See Note 1 – Summary of Significant Accounting Policies and Note 4 – Loans and Leases to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details of the accounting policy changes related to the adoption of CECL

Liquidity and Capital Resources

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$233,053	$154,410
Additional borrowing capacity at the FHLB	206,243	187,854
Additional borrowing capacity at the FRB	134,035	105,119
Unused commercial bank lines of credit	65,000	65,000
Total	$638,331	$512,383

Cash, unpledged securities and deposits in other financial institutions increased $78.7 million, or 50.9%, to $233.1 million at June 30, 2023, compared to $154.4 million at December 31, 2022. The increase is primarily attributed to an increase in deposits, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB increased $18.3 million, or 9.8%, to $206.2 million at June 30, 2023, compared to $187.9 million at December 31, 2022.

CFBank’s additional borrowing capacity at the FRB increased $28.9 million, or 27.5%, to $134.0 million at June 30, 2023 from $105.1 million at December 31, 2022. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at June 30, 2023 and at December 31, 2022.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at June 30, 2023 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $413,000. Through June 30, 2023, the subordinated debentures had a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 8.01% at June 30, 2023. Effective July 1, 2023, the rate of interest on the subordinated debentures will reset quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month SOFR plus 4.402%.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At June 30, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33.5 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2023, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2023.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by “Item IA. Risk Factors” of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2023.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (2)	Maximum number of common shares that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023	502	(1)	16.94	-	-
May 1, 2023 through May, 31 2023	-		-	-	-
June 1, 2023 through June 30, 2023	-		-	-	-
Total	502		$16.94	-	-

(1)Represents shares of common stock surrendered to the Company for the payment of the exercise price and taxes upon the exercise of stock options.

(2)The Company had no publicly announced plans or programs regarding the purchase of the Company’s common stock in effect during the second quarter of 2023. However, on July 5, 2023, the Company’s Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to 250,000 shares of the Company’s common stock on or before June 30, 2024.

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

CF BANKSHARES INC.

Dated: August 11, 2023	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 11, 2023	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer