Form 10-Q
period 2023-09-30
CF BANKSHARES INC.
filed 2023-11-13
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes [  ]    No [X]

As of November 1, 2023, there were 5,294,363 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$229,763	$151,787
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,480	10,442
Equity securities	5,000	5,000
Loans held for sale, at fair value	1,355	580
Loans and leases, net of allowance for credit losses on loans of $17,032 and $16,062	1,659,774	1,572,255
FHLB and FRB stock	8,499	7,942
Premises and equipment, net	3,940	3,778
Other assets held for sale	-	1,930
Operating lease right-of-use assets	5,138	1,357
Bank owned life insurance	26,103	25,641
Accrued interest receivable and other assets	44,300	39,362
Total assets	$1,992,452	$1,820,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$214,334	$263,241
Interest bearing	1,470,659	1,264,681
Total deposits	1,684,993	1,527,922
FHLB advances and other debt	109,987	109,461
Advances by borrowers for taxes and insurance	1,737	3,513
Operating lease liabilities	5,216	1,438
Accrued interest payable and other liabilities	24,298	23,670
Subordinated debentures	14,951	14,922
Total liabilities	1,841,182	1,680,926

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,660,504 at September 30, 2023 and 5,601,289 at December 31, 2022	57	56
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at September 30, 2023 and December 31, 2022	13	13
Additional paid-in capital	90,731	89,813
Retained earnings	72,668	61,095
Accumulated other comprehensive loss	(2,384)	(2,037)
Treasury stock, at cost; 371,595 shares of voting common stock at September 30, 2023 and 365,165 shares of voting common stock at December 31, 2022	(9,815)	(9,692)
Total stockholders' equity	151,270	139,248
Total liabilities and stockholders' equity	$1,992,452	$1,820,174

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans and leases, including fees	$25,121	$16,876	$71,143	$43,746
Securities	101	219	529	664
FHLB and FRB stock dividends	166	98	425	238
Federal funds sold and other	2,778	813	6,470	1,215
	28,166	18,006	78,567	45,863
Interest expense
Deposits	15,421	3,992	39,500	8,177
FHLB advances and other debt	783	446	2,314	1,340
Subordinated debentures	295	252	867	711
	16,499	4,690	42,681	10,228
Net interest income	11,667	13,316	35,886	35,635
Provision for credit losses
Provision for credit losses-loans	1,198	150	1,402	150
Provision for credit losses-unfunded commitments	(5)	-	40	-
	1,193	150	1,442	150
Net interest income after provision for credit losses	10,474	13,166	34,444	35,485

Noninterest income
Service charges on deposit accounts	396	268	1,079	823
Net gains on sales of residential mortgage loans	48	-	85	678
Net gains on sales of commercial loans	12	134	12	277
Swap fee income	444	24	616	42
Earnings on bank owned life insurance	157	151	462	446
Other	244	128	744	293
	1,301	705	2,998	2,559
Noninterest expense
Salaries and employee benefits	3,420	4,112	11,184	11,311
Occupancy and equipment	427	324	1,264	955
Data processing	532	1,126	1,568	2,175
Franchise and other taxes	308	178	935	839
Professional fees	635	896	1,873	2,148
Director fees	162	171	496	465
Postage, printing and supplies	31	45	123	126
Advertising and marketing	53	108	307	287
Telephone	61	66	197	180
Loan expenses	151	296	510	502
Depreciation	145	134	426	375
FDIC premiums	568	312	1,590	690
Regulatory assessment	63	70	181	201
Other insurance	55	45	154	135
Impairment of property and equipment	-	570	-	570
Other	149	146	816	389
	6,760	8,599	21,624	21,348
Income before incomes taxes	5,015	5,272	15,818	16,696
Income tax expense	984	1,023	3,116	3,203
Net income	$4,031	$4,249	$12,702	$13,493

Earnings per common share:
Basic	$0.63	$0.66	$1.98	$2.11
Diluted	$0.62	$0.65	$1.97	$2.06

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$4,031	$4,249	$12,702	$13,493
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $4 and ($57) and ($92) and ($397)	17	(217)	(347)	(1,484)
Other comprehensive income (loss), net of tax	17	(217)	(347)	(1,484)
Comprehensive income	$4,048	$4,032	$12,355	$12,009

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2023	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at July 1, 2023	$57	$13	$90,422	$69,022	$(2,401)	$(9,772)	$147,341
Net income	-	-	-	4,031	-		4,031
Other comprehensive income	-	-	-	-	17	-	17
Restricted stock expense, net of forfeitures	-	-	294	-	-	-	294
Stock options exercised	-	-	15	-	-	-	15
Acquisition of 1,428 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(24)	(24)
Acquisition of 1,053 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(19)	(19)
Cash dividends declared on common stock ($0.06 per share)	-	-	-	(385)	-	-	(385)
Balance at September 30, 2023	$57	$13	$90,731	$72,668	$(2,384)	$(9,815)	$151,270

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2023	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248
Cumulative effect of ASC 326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	12,702	-	-	12,702
Other comprehensive loss	-	-	-	-	(347)	-	(347)
Issuance of 59,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	875	-	-	-	875
Stock options exercised		-	44	-	-	-	44
Acquisition of 4,875 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(96)	(96)
Acquisition of 1,555 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(27)	(27)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(1,090)	-	-	(1,090)
Balance at September 30, 2023	$57	$13	$90,731	$72,668	$(2,384)	$(9,815)	$151,270

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at July 1, 2022	$56	$13	$89,061	$52,814	$(1,437)	$(7,816)	$132,691
Net income	-	-	-	4,249	-	-	4,249
Other comprehensive loss	-	-	-	-	(217)	-	(217)
Issuance of 4,000 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	246	-	-	-	246
Acquisition of 1,244 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(25)	(25)
Purchase of 83,333 treasury shares	-	-	-	-	-	(1,751)	(1,751)
Cash dividends declared on common stock ($0.05 per share)	-	-	-	(321)	-	-	(321)
Balance at September 30, 2022	$56	$13	$89,307	$56,742	$(1,654)	$(9,592)	$134,872

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Nine Months ended September 30, 2022	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330
Net income	-	-	-	13,493	-	-	13,493
Other comprehensive loss	-	-	-	-	(1,484)	-	(1,484)
Issuance of 69,648 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	648	-	-	-	648
Stock options exercised	-	-	132	-	-	-	132
Acquisition of 3,424 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(73)	(73)
Purchase of 110,988 treasury shares	-	-	-	-		(2,339)	(2,339)
Cash dividends declared on common stock ($0.13 per share)	-	-	-	(835)	-	-	(835)
Balance at September 30, 2022	$56	$13	$89,307	$56,742	$(1,654)	$(9,592)	$134,872

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Net Income	$12,702	$13,493
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,442	150
Depreciation	426	375
Amortization, net	(671)	(674)
Deferred income tax (benefit) expense	(97)	57
Originations of loans held for sale	(8,809)	(94,548)
Proceeds from sale of loans held for sale	8,119	121,540
Net gains on sales of residential mortgage loans	(85)	(678)
Net gains on sales of commercial loans	(12)	(277)
Loss on sale of other assets held for sale	13	-
Impairment of property and equipment	-	570
Loss on disposal of premises and equipment	60	-
Earnings on bank owned life insurance	(462)	(446)
Stock-based compensation expense	875	648
Net change in:
Accrued interest receivable and other assets	(3,116)	(6,915)
Operating lease right-of-use asset	487	426
Operating lease liability	(489)	(444)
Accrued interest payable and other liabilities	(312)	(299)
Net cash from operating activities	10,071	32,978
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,510	3,013
Loan and lease originations and payments, net	(88,571)	(263,938)
Purchase of loans and leases	-	(3,698)
Proceeds from the sale of loans	361	10,451
Additions to premises and equipment	(648)	(798)
Purchase of FRB and FHLB stock	(557)	(318)
Purchase of other investments	(1,200)	-
Return of investment-joint ventures	492	398
Proceeds from the sale of other assets held for sale	1,892	-
Net cash used by investing activities	(86,721)	(254,890)
Cash flows from financing activities:
Net change in deposits	157,071	243,631
Proceeds from FHLB advances and other debt	37,060	33,500
Repayments on FHLB advances and other debt	(36,560)	(20,450)
Net change in advances by borrowers for taxes and insurance	(1,776)	(179)
Cash dividends paid on common stock	(1,090)	(835)
Proceeds from exercise of stock options	44	132
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise of stock options for exercise proceeds	(123)	(73)
Purchase of treasury shares	-	(2,339)
Net cash from financing activities	154,626	253,387
Net change in cash and cash equivalents	77,976	31,475
Beginning cash and cash equivalents	151,787	166,591
Ending cash and cash equivalents	$229,763	$198,066

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$41,018	$9,818
Income tax paid	3,175	2,450

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$-	$1,674
Transfer of premises and equipment to other assets held for sale	-	1,930
Investment payable on limited partnerships	940	3,097
Initial recognition of operating lease liability	4,267	-
Right-of-use asset obtained in exchange for new operating lease liability	4,267	-

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements consist of CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). The Holding Company and CFBank are sometimes collectively referred to herein as the “Company.” Intercompany transactions and balances are eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (“GAAP”). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the nine months ended September 30, 2023 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2022 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (referred to herein as the “2022 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

Adoption of ASC 326: Effective January 1, 2023, the Company adopted Accounting Standard Codification 326 (“ASC 326”) “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Results for the periods beginning after January 1, 2023 are presented under the new “Current Expected Credit Losses” methodology under ASC 326, while prior period amounts continue to be reported in accordance with the “incurred loss” model under previously applicable GAAP.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality

Allowance for Credit Losses - Loans ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 4 - Loans and Leases to the Consolidated Financial Statements.

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

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying ASC 810, the Company determined that the Bank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in Accrued interest receivable and other assets on the Consolidated Financial Statements. The maximum exposure to loss related to this investment was $1.2 million at September 30, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Earnings Per Common Share: The following table sets forth the computation of basic and diluted earnings per share. There were no anti-dilutive securities during the three and nine months ended September 30, 2023 and 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Basic
Net income	$4,031	$4,249	$12,702	$13,493

Weighted average common shares outstanding including unvested share-based payment awards	6,549,570	6,518,633	6,545,494	6,515,929
Less: Unvested share-based payment awards-2019 Plan	(120,372)	(125,102)	(128,611)	(107,587)
Average shares	6,429,198	6,393,531	6,416,883	6,408,342
Basic earnings per common share	$0.63	$0.66	$1.98	$2.11

Diluted
Net income	$4,031	$4,249	$12,702	$13,493

Weighted average common shares outstanding for basic earnings per common share	6,429,198	6,393,531	6,416,883	6,408,342
Add: Dilutive effects of assumed exercises of stock options	2,999	29,158	4,471	33,762
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	24,378	125,102	18,577	107,587
Average shares and dilutive potential common shares	6,456,575	6,547,791	6,439,931	6,549,691
Diluted earnings per common share	$0.62	$0.65	$1.97	$2.06

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

Recent Accounting Changes Adopted in 2023:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a new Current Expected Credit Losses (“CECL”) methodology that replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. CECL provides for an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2023.

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

Upon implementation of ASU 2016-13, the expected loss estimate is made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the Company’s adoption of ASU 2016-13, effective January 1, 2023, was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $49.

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

The Company did not have any material changes to its business practices as a result of implementing ASU 2016-13.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements, but adoption of the standard is not expected to have a significant impact on the Company’s financial statements or disclosures.

In August 2023, FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This update will be effective prospectively for all joint venture formations with a formation date on or after

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at September 30, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023 (unaudited)
Corporate debt	$9,980	$-	$2,980	$7,000
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,511	-	38	1,473
Mortgage-backed securities - residential (1)	7	-	-	7
Total	$11,498	$-	$3,018	$8,480

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

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at September 30, 2023 or September 30, 2022.

There were no sales of securities during the three and nine months ended September 30, 2023 and 2022.

The amortized cost and fair value of debt securities at September 30, 2023 and December 31, 2022 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023		December 31, 2022
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,511	$1,473	$2,001	$1,961
Due from one to five years	-	-	1,024	964
Due from five to ten years	9,980	7,000	9,978	7,500
Mortgage-backed securities - residential	7	7	17	17
Total	$11,498	$8,480	$13,020	$10,442

Fair value of securities pledged as collateral was as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Pledged as collateral for:
FHLB advances	$988	$967
Public deposits	486	479
Total	$1,474	$1,446

At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2023 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,000	$2,980	$7,000	$2,980
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	1,473	38	1,473	38
Mortgage-backed securities - residential (1)	2	-	5	-	7	-
Total temporarily impaired	$2	$-	$8,478	$3,018	$8,480	$3,018

(1)Unrealized loss is less than $1 resulting in rounding to zero.

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,500	$2,478	$7,500	$2,478
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,482	19	$1,443	81	2,925	100
Mortgage-backed securities - residential (1)	17	-	-	-	17	-
Total temporarily impaired	$1,499	$19	$8,943	$2,559	$10,442	$2,578

(1)Unrealized loss is less than $1 resulting in rounding to zero.

The unrealized losses at September 30, 2023 and December 31, 2022 were related to one corporate debt security, two mortgage-backed securities and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be impaired at September 30, 2023 and December 31, 2022.

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

	September 30, 2023	December 31, 2022
	(unaudited)
Commercial (1)	$427,992	$427,423
Real estate:
Single-family residential	477,031	465,057
Multi-family residential	124,802	104,148
Commercial	392,516	375,092
Construction	217,281	184,122
Consumer:
Home equity lines of credit	35,583	30,748
Other	1,601	1,727
Subtotal	1,676,806	1,588,317
Less: ACL – Loans	(17,032)	(16,062)
Loans and leases, net	$1,659,774	$1,572,255

(1)Includes $15,315 and $20,768 of commercial leases at September 30, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses on Loans (ACL – Loans)

As discussed in Note 1, effective January 1, 2023, the Company adopted ASC 326. Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the “incurred loss” model under previously applicable GAAP.

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

The ACL - Loans represents the Company's best estimate of current expected credit losses (CECL) on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the ACL - Loans is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

In calculating the ACL - Loans, the loan portfolio was pooled into loan segments with similar risk characteristics. Common characteristics include the type or purpose of the loan, underlying collateral and historical/expected credit loss patterns. In developing the loan segments, the Company analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three and nine months ended September 30, 2023 (unaudited).

	Three Months Ended September 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, July 1, 2023	$5,339	$3,101	$949	$4,079	$2,101	$323	$68	$15,960
Provision of credit losses	1,294	24	136	(251)	(55)	(10)	60	1,198
Recoveries on loans	-	9	-	-	-	2	-	11
Loans charged off	(137)	-	-	-	-	-	-	(137)
Balances, September 30, 2023	$6,496	$3,134	$1,085	$3,828	$2,046	$315	$128	$17,032

	Nine Months Ended September 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption of ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	912	147	22	(282)	421	108	74	1,402
Recoveries on loans	85	31	-	-	-	3	3	122
Loans charged off	(142)	-	-	-	-	-	(3)	(145)
Balances, September 30, 2023	$6,496	$3,134	$1,085	$3,828	$2,046	$315	$128	$17,032

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for Loan and Lease Losses under prior GAAP (Incurred Loss Model)

Prior to the adoption of ASC 326 on January 1, 2023, the Company maintained an allowance for loan and lease losses (ALLL) in accordance with the Incurred Loss Model as disclosed in the Company’s 2022 Annual Report on Form 10-K.

The following table presents the activity in the allowance for loan and lease losses (ALLL) by portfolio segment for the three and nine months ended September 30, 2022.

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

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. The fair value of other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The table below presents the amortized cost basis of collateral dependent loans by loan class and their respective collateral types, which are individually evaluated to determine expected credit losses.

	September 30, 2023 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$611	$611	$611
Real estate:
Single-family residential	92	-	92	-
Total	$92	$611	$703	$611

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2022:

			Real Estate					Consumer
	Commercial		Single- family		Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	(1)	$-	(1)	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	4,764		3,914		997	3,384	2,644	333	26	16,062
Total ending allowance balance	$4,764		$3,914		$997	$3,384	$2,644	$333	$26	$16,062

Loans:
Individually evaluated for impairment	$80		$95		$-	$-	$-	$-	$-	$175
Collectively evaluated for impairment	427,343		464,962		104,148	375,092	184,122	30,748	1,727	1,588,142
Total ending loan balance	$427,423		$465,057		$104,148	$375,092	$184,122	$30,748	$1,727	$1,588,317

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table also presents the average recorded investment and accrual basis interest income recognized during the three and nine months ended September 30, 2022. Cash payments of interest during the three and nine months ended September 30, 2022 totaled $5 and $46, respectively.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

				Three months ended		Nine months ended
	As of December 31, 2022			September 30, 2022		September 30, 2022
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	371	80	-	112	-	134	1
Real estate:
Single-family residential (1)	95	95	-	97	1	98	4
Commercial:
Non-owner occupied	-	-	-	-	-	466	17
Total with an allowance recorded	466	175	-	209	1	698	22
Total	$466	$175	$-	$209	$1	$698	$22

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents the recorded investment in non-accrual loans by class of loans at September 30, 2023 (unaudited):

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$3,933	$374
Real estate:
Single-family residential	631	631
Consumer:
Other consumer	30	30
Total nonaccrual loans	$4,594	$1,035

The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2022:

December 31, 2022

Loans past due 90 or more days still on accrual	$-
Nonaccrual loans:
Commercial	99
Real estate:
Single-family residential	641
Consumer:
Home equity lines of credit:
Originated for portfolio	18
Purchased for portfolio	3
Total nonaccrual	761
Total nonaccrual and nonperforming loans	$761

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2023 or December 31, 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2023 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans < 90 days Past Due
Commercial	$419	$1,109	$284	$1,812	$426,180	$3,649
Real estate:
Single-family residential	-	-	563	563	476,468	68
Multi-family residential	-	-	-	-	124,802	-
Commercial:
Non-owner occupied	-	-	-	-	188,819	-
Owner occupied	-	-	-	-	182,486	-
Land	-	-	-	-	21,211	-
Construction	-	-	-	-	217,281	-
Consumer:
Home equity lines of credit:	14	-	-	14	35,569	-
Other	-	-	30	30	1,571	-
Total	$433	$1,109	$877	$2,419	$1,674,387	$3,717

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2022:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans < 90 days Past Due
Commercial	$255	$-	$99	$354	$427,069	$-
Real estate:
Single-family residential	966	167	563	1,696	463,361	78
Multi-family residential	-	-	-	-	104,148	-
Commercial:
Non-owner occupied	-	-	-	-	169,686	-
Owner occupied	-	-	-	-	172,698	-
Land	-	-	-	-	32,708	-
Construction	-	-	-	-	184,122	-
Consumer:
Home equity lines of credit:
Originated for portfolio	29	-	18	47	30,701	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	3	3	1,724	-
Total	$1,250	$167	$683	$2,100	$1,586,217	$78

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the three and nine months ended September 30, 2022, there were no loans modified as a TDR.

There were no TDR’s that went into payment default during the quarter ended September 30, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

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

Loan Modifications:

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

During the three and nine months ended September 30, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. The loan was not past due during the three and nine months ended September 30, 2023.

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

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of September 30, 2023. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and Industrial
Pass	$23,387	$87,837	$96,210	$46,519	$3,579	$13,070	$146,564	$500	$417,666
Special Mention		1,488							1,488
Substandard	-	1,012	7,736	-	90	-	-	-	8,838
Total Commercial and industrial loans	23,387	90,337	103,946	46,519	3,669	13,070	146,564	500	427,992
Current period gross charge-offs	-	-	142	-	-	-	-	-	142
Real estate loans:
Single-family residential
Payment performance
Performing	35,743	133,221	234,245	46,331	9,740	17,120			476,400
Nonperforming	-	-	-	-	-	631	-	-	631
Total Single-family residential loans	35,743	133,221	234,245	46,331	9,740	17,751	-	-	477,031
Multi-family residential
Pass	21,105	8,802	51,294	7,339	15,831	20,431	-	-	124,802
Total Multi-family residential loans	21,105	8,802	51,294	7,339	15,831	20,431	-	-	124,802
Commercial:
Non-owner occupied
Pass	27,512	27,303	48,354	15,308	20,277	48,466	1,092	-	188,312
Special Mention	-	-	-	-	507	-	-	-	507
Total Non-owner occupied loans	27,512	27,303	48,354	15,308	20,784	48,466	1,092	-	188,819
Owner occupied
Pass	17,495	55,577	50,712	20,013	18,962	18,979	69	-	181,807
Special Mention	-	-	-	-	679	-	-	-	679
Total Owner occupied loans	17,495	55,577	50,712	20,013	19,641	18,979	69	-	182,486
Land
Pass	7,724	6,510	6,416	-	152	409	-	-	21,211
Total Land loans	7,724	6,510	6,416	-	152	409	-	-	21,211
Construction
Pass	19,896	70,592	100,104	9,662	-	213	16,814	-	217,281
Total Construction loans	19,896	70,592	100,104	9,662	-	213	16,814	-	217,281
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	33,103	2,480	35,583
Total Home equity lines of credit	-	-	-	-	-	-	33,103	2,480	35,583
Other
Payment performance									-
Performing	-	-	-	13	-	284	1,274	-	1,571
Nonperforming	-	-	-	-	-	-	-	30	30
Total Other consumer loans	-	-	-	13	-	284	1,274	30	1,601
Current period gross charge-offs	-	-	-	-	-	3	-	-	3
Total loans	$152,862	$392,342	$595,071	$145,185	$69,817	$119,603	$198,916	$3,010	$1,676,806
Total current period gross charge-offs	$-	$-	$142	$-	$-	$3	$-	$-	$145

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2022 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$422,673	$4,651	$19	$80	$427,423
Real estate:
Single-family residential	451,939	12,477	-	641	-	465,057
Multi-family residential	-	104,148	-	-	-	104,148
Commercial:
Non-owner occupied	-	168,731	955	-	-	169,686
Owner occupied	-	171,998	700	-	-	172,698
Land	-	32,708	-	-	-	32,708
Construction	3,084	180,520	518	-	-	184,122
Consumer:
Home equity lines of credit:
Originated for portfolio	30,730	-	-	18	-	30,748
Purchased for portfolio	-	-	-	-	-	-
Other	1,724	-	-	3	-	1,727
	$487,477	$1,093,255	$6,824	$681	$80	$1,588,317

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2023	December 31, 2022
	(unaudited)
Total minimum lease payments to be received	$16,356	$22,533
Less: Unearned income	(1,061)	(1,798)
Plus: Indirect initial costs	20	33
Net investment in direct financing leases	$15,315	$20,768

The following summarizes the future minimum lease payments receivable in fiscal year 2023 and in subsequent fiscal years:

2023, excluding the nine months ended September 30, 2023	$1,713
2024	5,953
2025	5,283
2026	2,805
2027	552
Thereafter	50
Total future minimum payments	$16,356

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At September 30, 2023, the weighted-average remaining lease term for the Company’s operating leases was 9.1 years and the weighted-average discount rate was 7.34%.

The Company’s operating lease costs were $175 and $487 for the three and nine months ended September 30, 2023, respectively, and $139 and $426 for the three and nine months ended September 30, 2022, respectively. The variable lease costs totaled $175 and $548 for the three and nine months ended September 30, 2023, respectively, and $86 and $233 for the three and nine months ended September 30, 2022, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of September 30, 2023 are as follows:

2023, excluding the nine months ended September 30, 2023	$269
2024	1,000
2025	761
2026	677
2027	627
Thereafter	4,025
Total future minimum rental commitments	7,359
Less - amounts representing interest	(2,143)
Total operating lease liabilities	$5,216

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Impaired loans: The fair value of collateral dependent impaired loans with specific allocations of the ACL - Loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2023 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,000
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,473
Mortgage-backed securities - residential	7
Total securities available for sale	$8,480
Loans held for sale	$1,355

Derivative assets	$4,845

Financial Liabilities:
Derivative liabilities	$4,845

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2023 or December 31, 2022. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2023 and December 31, 2022.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2023. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2022 are summarized below:

Fair Value Measurements at December 31, 2022 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$80
Total impaired loans	$80

There were no write-downs of impaired collateral dependent loans during the nine months ended September 30, 2023 or 2022.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2023 or December 31, 2022.

As of September 30, 2023 and December 31, 2022, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Aggregate fair value	$1,355	$580
Contractual balance	1,355	580
Gain (loss)	$-	$-

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2023 and 2022 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Interest income	$10	$-	$23	$165
Interest expense	-	-	-	-
Change in fair value	-	-	-	(356)
Total change in fair value	$10	$-	$23	$(191)

The carrying amounts and estimated fair values of financial instruments at September 30, 2023 were as follows:

	Fair Value Measurements at September 30, 2023 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$229,763	$229,763	$-	$-	$229,763
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,480	-	8,480	-	8,480
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	1,355	-	1,355	-	1,355
Loans and leases, net	1,659,774	-	-	1,615,539	1,615,539
FHLB and FRB stock	8,499	n/a	n/a	n/a	n/a
Accrued interest receivable	9,225	278	125	8,822	9,225
Derivative assets	4,845	-	4,845	-	4,845

Financial liabilities
Deposits	$(1,684,993)	$(1,037,736)	$(639,030)	$-	$(1,676,766)
FHLB advances and other borrowings	(109,987)	-	(105,280)	-	(105,280)
Advances by borrowers for taxes and insurance	(1,737)	-	-	(1,737)	(1,737)
Subordinated debentures	(14,951)	-	(14,712)	-	(14,712)
Accrued interest payable	(2,503)	-	(2,503)	-	(2,503)
Derivative liabilities	(4,845)	-	(4,845)	-	(4,845)

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. At December 31, 2022 the rate was 7.58%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.39% at September 30, 2023.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At September 30, 2023, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,796.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2023	December 31, 2022
		(unaudited)
FHLB fixed rate advances:
Maturities:
2023		$-	$3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	-
Thereafter	3.94%	12,500	29,500
Total FHLB fixed rate advances		$76,500	$80,000

Variable rate other debt:
Holding Company credit facility	3.85%	33,487	29,461
Total		$109,987	$109,461

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At September 30, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33,487 on the facility.

At September 30, 2023, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at September 30, 2023 and December 31, 2022. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the Federal Reserve Bank (“FRB”) at September 30, 2023 and December 31, 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $294 and $875, respectively, for the three and nine months ended September 30, 2023 and $246 and $648, respectively, for the three and nine months ended September 30, 2022. The total income tax effect was $62 and $184, respectively, for the three and nine months ended September 30, 2023 and $52 and $136, respectively, for the three and nine months ended September 30, 2022.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 76,330 shares remaining available for awards under the 2019 Plan at September 30, 2023.

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

There were no options granted during the nine months ended September 30, 2023 and September 30, 2022. There were 5,635 options exercised during the nine months ended September 30, 2023 and 18,180 options exercised during the nine months ended September 30, 2022.

A summary of stock option activity in the Plans for the nine months ended September 30, 2023 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	11,089	$7.63
Exercised	(5,635)	7.71
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	5,454	$7.54	0.1	$50

Exercisable at end of period	5,454	$7.54	0.1	$50

There were no stock options canceled, forfeited or expired during the nine months ended September 30, 2023 or the nine months ended September 30, 2022. As of September 30, 2023, all outstanding stock options granted under the Plans were vested.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 59,784 shares of restricted stock granted under the Plan during the nine months ended September 30, 2023. There were 69,648 shares of restricted stock granted during the nine months ended September 30, 2022.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2023 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,413	$19.35
Granted	59,784	20.15
Vested	(46,967)	18.60
Forfeited	(6,204)	20.32
Nonvested at September 30, 2023	119,026	$19.99

As of September 30, 2023 and 2022, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,678 and $1,731, respectively.

There were 6,204 shares of restricted stock forfeited during the nine month period ended September 30, 2023, and 6,431 shares of restricted stock forfeited during the nine months ended September 30, 2022. There were 46,967 shares of restricted stock that vested during the nine months ended September 30, 2023, and 30,187 shares of restricted stock that vested during the nine months ended September 30, 2022.

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

In July 2013, the Holding Company’s primary federal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. In order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).

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

The following tables present actual and required capital ratios as of September 30, 2023 and December 31, 2022 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023 (unaudited)
Total Capital to risk weighted assets	$209,827	13.36%	$164,926	10.50%	$157,072	10.00%
Tier 1 (Core) Capital to risk weighted assets	191,893	12.22%	133,511	8.50%	125,658	8.00%
Common equity tier 1 capital to risk-weighted assets	191,893	12.22%	109,951	7.00%	102,097	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	191,893	9.83%	78,091	4.00%	97,614	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital to risk weighted assets	$193,294	12.74%	$159,364	10.50%	$151,775	10.00%
Tier 1 (Core) Capital to risk weighted assets	176,828	11.65%	129,009	8.50%	121,420	8.00%
Common equity tier 1 capital to risk-weighted assets	176,828	11.65%	106,243	7.00%	98,654	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	176,828	9.89%	71,502	4.00%	89,377	5.00%

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $73,320 at September 30, 2023 and $42,177 at December 31, 2022.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2023, CFBank had $2,859 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of September 30, 2023, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Notional amount	$73,320	$42,177
Weighted average pay rate on interest-rate swaps	5.21%	4.34%
Weighted average receive rate on interest-rate swaps	7.69%	6.21%
Weighted average maturity (years)	8.9	7.7
Fair value of derivative asset	$4,845	$4,233
Fair value of derivative liability	(4,845)	(4,233)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in Accrued interest receivable and other assets and Accrued interest payable and other liabilities, respectively, in the Consolidated Balance Sheets. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as Other noninterest income in the Consolidated Statements of Income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the nine months ended September 30, 2023 or 2022.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. Early in 2021, we strategically scaled down and repositioned our Residential Mortgage Business as a result of the shifts in the residential mortgage industry and, during the second quarter of 2022, we exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company had $3,942 of interest lock commitments related to residential mortgage loans at September 30, 2023 and approximately $3,940 of interest rate lock commitments related to residential mortgage loans at December 31, 2022. The fair value of these interest lock commitments was immaterial at September 30, 2023 and December 31, 2022.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mortgage banking activities included two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments were loans in our pipeline that had an interest rate locked with the customer. The commitments were generally for periods of 30-60 days and were at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedged our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had no TBA mortgage-backed securities at September 30, 2023 and December 31, 2022.

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of the period end (in thousands):

	September 30, 2023		December 31, 2022
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$3,942	$-	$3,940	$-

The following table represents the notional amount of loans sold during the three and nine months ended September 30, 2023 and 2022 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2023	2022	2023	2022
Notional amount of loans sold	$3,646	$-	$8,809	$94,548

The following table represents the revenue recognized on mortgage activities for the three and nine months ended September 30, 2023 and 2022 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2023	2022	2023	2022
Gain (loss) on loans sold	48	-	85	(42)
Gain (loss) from change in fair value of loans held-for-sale	-	-	-	(356)
Gain from change in fair value of derivatives	-	-	-	1,076
	$48	$-	$85	$678

NOTE 12 – INCOME TAXES

At September 30, 2023 and December 31, 2022, the Company had a deferred tax asset recorded in the amount of approximately $4,637 and $4,330, respectively. At September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2019.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2023 that no valuation allowance was required against the net deferred tax asset.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At September 30, 2023, the Company had net operating loss carryforwards of $22,089, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. ASC 740 does not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at September 30, 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 19.6% and 19.7%, respectively, for the three and nine months ended September 30, 2023 and 19.4% and 19.2%, respectively, for the three and nine months ended September 30, 2022, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.0%	0.0%	0.0%	(0.3%)
Tax exempt earnings on bank owned life insurance	(0.7%)	(0.6%)	(0.6%)	(0.6%)
Dividends on equity securities	(0.2%)	(0.2%)	(0.2%)	(0.2%)
Low income housing credits	(0.5%)	(0.9%)	(0.5%)	(0.8%)
Other, net	0.0%	0.1%	0.0%	0.1%
Effective tax rate	19.6%	19.4%	19.7%	19.2%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2023 and 2022 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities		Unrealized Gains and (Losses) on Available-for-Sale Securities

Accumulated other comprehensive loss, beginning of period	$(2,401)	$(1,437)	$(2,037)	$(170)
Other comprehensive gain (loss) before reclassifications (2)	17	(217)	(347)	(1,484)
Net current-period other comprehensive gain (loss)	17	(217)	(347)	(1,484)
Accumulated other comprehensive loss, end of period	$(2,384)	$(1,654)	$(2,384)	$(1,654)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2023 and 2022.

NOTE 14- OTHER ASSETS HELD FOR SALE

During the third quarter of 2022, the Company began marketing its Worthington headquarters building for sale as it prepared to move its headquarters to Columbus, Ohio. On October 20, 2022, the Company entered into a contract to sell the building for $2,010. As a result, impairment expense of $542 was recorded during September 2022 to adjust the building and land value to the offered price, less costs to sell and the associated assets were transferred to other assets held for sale on the Consolidated Balance Sheet. The sale of the building was completed in May 2023.

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

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding status with the Federal Reserve Board (the “Federal Reserve”). Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc.

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail, and Mortgage Lending services. In all of our regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, and full-service commercial and retail banking services and products. CFBank is differentiated by our penchant for individualized service coupled with direct customer access to decision-makers, and ease of doing business. CFBank matches the sophistication of much larger banks, without the bureaucracy.

Most of our deposits and loans come from our market area. Our principal market area for deposits and loans includes the following counties in Ohio and Indiana: Franklin County, Ohio through our offices in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023); Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, Ohio through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; Hamilton County, Ohio through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

CECL Implementation. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a new Current Expected Credit Losses (“CECL”) methodology that replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. CECL provides for an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

recorded in the financial statements. In addition, ASU 2016-13 amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2023.

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

Upon implementation of ASU 2016-13, the expected loss estimate is made up of a historical lookback of actual losses applied over the life of the loan portfolio and adjusted for qualitative factors and forecasted losses based on economic and forward-looking data applied over a reasonable and supportable forecast period.

The impact of the Company’s adoption of ASU 2016-13 effective January 1, 2023 was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $49,000.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for computing the allowance for loan and lease losses (ALLL) including, but not limited to, economic conditions, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

COVID-19 Pandemic. During the COVID-19 pandemic, we assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carried a low interest rate of 0.35%. At September 30, 2023 and December 31,2022, there were no loans pledged as collateral and all PPPLF borrowings were paid off. CFBank’s loans outstanding through the PPP totaled $0 at September 30, 2023 and $50,000 at December 31, 2022. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans were funded through the PPPLF, they were also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. During the pandemic, CFBank also granted payment deferrals on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At September 30, 2023, there were no remaining loans on payment deferrals.

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

Financial Condition

General. Assets totaled $2.0 billion at September 30, 2023 and increased $172.3 million, or 9.5%, from $1.8 billion at December 31, 2022. The increase was primarily due to a $78.0 million increase in cash and cash equivalents and an $87.5 million increase in net loan balances.

Cash and cash equivalents. Cash and cash equivalents totaled $229.8 million at September 30, 2023, and increased $78.0 million, or 51.4%, from $151.8 million at December 31, 2022. The increase in cash and cash equivalents was primarily attributed to an increase in net deposit balances, partially offset by increases in net loan balances.

Securities. Securities available for sale totaled $8.5 million at September 30, 2023, and decreased $1.9 million, or 18.8%, compared to $10.4 million at December 31, 2022. The decrease was due to principal maturities and unrealized losses.

Loans held for sale. Loans held for sale totaled $1.4 million at September 30, 2023 and increased $775,000, or 133.6%, from $580,000 at December 31, 2022.

Loans and Leases. Net loans and leases totaled $1.7 billion at September 30, 2023, and increased $87.5 million, or 5.6%, from $1.6 billion at December 31, 2022. The increase in net loans and leases from December 31, 2022 was primarily due to a $33.2 million increase in construction loan balances, a $20.7 million increase in multi-family loan balances, a $17.4 million increase in commercial real estate loan balances, a $12.0 million increase in single-family residential loan balances, and a $4.8 million increase in home equity lines of credit. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $17.0 million at September 30, 2023, and increased $970,000, or 6.0%, from $16.1 million at December 31, 2022. The increase in the ACL - Loans is due to $1.4 million in loan provision expense, partially offset by a $409,000 reduction attributable to a one-time “Day 1” adjustment upon adoption of CECL on January 1, 2023 and $23,000 in net charge-offs during the nine months ended September 30, 2023. The increase in the ACL – Loans was primarily driven by reserves placed on two individually evaluated loans, which were also placed on nonaccrual status during the quarter ended September 30, 2023. The ratio of the ACL - Loans to total loans was 1.02% at September 30, 2023, compared to 1.01% at December 31, 2022.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $3.7 million at September 30, 2023, and increased $3.5 million, or 1982.0%, from $175,000 at December 31, 2022. The increase was primarily due to two newly identified commercial loans during the third quarter 2023 totaling $3.6 million, partially offset by one commercial loan returning to collectively evaluated and principal payments during the nine months ended September 30, 2023. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $1.3 million at September 30, 2023 and $176 at December 31, 2022.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $4.6 million at September 30, 2023, and increased $3.8 million from $761,000 at December 31, 2022. The increase in nonaccrual loans was primarily driven by the two commercial loans noted above, totaling $3.6 million, becoming nonaccrual during the third quarter of 2023, partially offset by one commercial loan and one consumer loan being charged off and payoffs on nonperforming loans during the nine months ended September 30, 2023. The ratio of nonperforming loans to total loans was 0.27% at September 30, 2023 compared to 0.05% at December 31, 2022.

The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the Troubled Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loans. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. The loan was not past due during the three and nine months ended September 30, 2023.

Prior to the adoption of ASU 2022-02, nonaccrual loans included some loans that were modified and identified as TDRs and were not performing. TDRs included in nonaccrual loans totaled $80,000 at December 31, 2022.

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

The level of total criticized and classified loans increased by $4.6 million, or 60.5%, during the nine months ended September 30, 2023. Loans designated as special mention decreased $4.2 million, or 60.8%, and totaled $2.6 million at September 30, 2023, compared to $6.8 million at December 31, 2022. Loans classified as substandard increased $8.8 million and totaled $9.5 million at September 30, 2023, compared to $681,000 at December 31, 2022. Loans designated as doubtful totaled $0 at September 30, 2023 compared to $80,000 at December 31, 2022. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Total past due loans increased $319,000 and totaled $2.4 million at September 30, 2023, compared to $2.1 million at December 31, 2022. Past due loans totaled 0.1% of the loan portfolio at September 30, 2023, compared to 0.1% at December 31, 2022. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $130.5 million, or 30.5%, of CFBank’s commercial portfolio at September 30, 2023, compared to $117.9 million, or 27.6%, at December 31, 2022. Interest only home equity lines of credit totaled $33.1 million, or 92.9%, of the total home equity lines of credit at September 30, 2023 compared to $30.5 million, or 99.2%, at December 31, 2022.

We believe the ACL - Loans is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2023; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at September 30, 2023 or December 31, 2022. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.7 billion at September 30, 2023, an increase of $157.1 million, or 10.3%, when compared to $1.5 billion at December 31, 2022. The increase when compared to December 31, 2022 is primarily due to a $99.6 million increase in money market account balances and an $89.1 million increase in certificate of deposit account balances, partially offset by a $29.7 million decrease in checking account balances and a $1.9 million decrease in savings account balances. Noninterest-bearing deposit accounts totaled $214.3 million at September 30, 2023 and decreased $48.9 million from $263.2 million at December 31, 2022. At September 30, 2023, approximately 28.0% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 31.6% at December 31, 2022.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $426.9 million at September 30, 2023, and increased $135.1 million, or 46.3%, from $291.8 million at December 31, 2022. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $240.9 million at September 30, 2023, and increased $83.0 million, or 52.6%, from $157.9 million at December 31, 2022.

FHLB advances and other debt. FHLB advances and other debt totaled $110.0 million at September 30, 2023, an increase of $526,000, or 0.5%, when compared to $109.5 million at December 31, 2022. The increase was due to a $4.0 million increase on the Company’s line of credit with a third party financial institution, partially offset by a $3.5 million decrease in FHLB advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of September 30, 2023, the Company had an outstanding balance of $33.5 million on the facility.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

At September 30, 2023, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at September 30, 2023 or December 31, 2022.

Subordinated debentures. Subordinated debentures totaled $15.0 million at both September 30, 2023 and December 31, 2022. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at September 30, 2023 and December 31, 2022.

Stockholders’ equity. Stockholders’ equity totaled $151.3 million at September 30, 2023, an increase of $12.1 million, or 8.6%, from $139.2 million at December 31, 2022. The increase in total stockholders’ equity during the nine months ended September 30, 2023 was primarily attributed to net income, partially offset by a $347,000 increase in other comprehensive loss. The other comprehensive loss was the result of the mark-to-market adjustment of our investment portfolio.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2023 and 2022.

General. Net income for the three months ended September 30, 2023 totaled $4.0 million (or $0.62 per diluted common share) compared to net income of $4.2 million (or $0.65 per diluted common share) for the three months ended September 30, 2022. The decrease in net income was primarily the result of a decrease in net interest income and an increase in provision for credit losses expense, partially offset by a decrease in noninterest expense and an increase in noninterest income.

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

Net interest income totaled $11.7 million for the quarter ended September 30, 2023 and decreased $1.6 million, or 12.4%, compared to net interest income of $13.3 million for the quarter ended September 30, 2022. The decrease was primarily due to a $11.8 million, or 251.8%, increase in interest expense, partially offset by a $10.2 million, or 56.4%, increase in interest income. The increase in interest expense was attributed to a 274bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $307.5 million, or 24.6%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 150bps increase in the average yield on interest-earning assets, coupled with a $278.0 million, or 17.6%, increase in average interest-earning assets outstanding. The net interest margin of 2.50% for the quarter ended September 30, 2023 decreased 86bps compared to the net interest margin of 3.36% for the third quarter of 2022.

Interest income totaled $28.2 million for the quarter ended September 30, 2023, and increased $10.2 million, or 56.4%, compared to $18.0 million for the quarter ended September 30, 2022. The increase in interest income was primarily attributed to a 138bps increase in the average yield on loans and leases and loans held for sale, coupled with a $217.7 million, or 15.3%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $16.5 million for the quarter ended September 30, 2023, and increased $11.8 million, or 251.8%, compared to $4.7 million for the quarter ended September 30, 2022. The increase in interest expense was primarily attributed to a 293bps increase in the average rate of interest-bearing deposits, coupled with a $276.0 million, or 23.9%, increase in average interest-bearing deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Provision for credit losses. There was $1.2 million in provision for credit losses expense for the quarter ended September 30, 2023, which reflected an increase of $1.0 million, or 695.3%, compared to $150,000 provision for the quarter ended September 30, 2022. The increase in the provision for credit losses during the quarter ended September 30, 2023 was primarily driven by reserves placed on two individually evaluated loans, which were also placed on nonaccrual status during the quarter ended September 30, 2023. Net charge-offs for the quarter ended September 30, 2023 totaled $126,000, compared to net recoveries of $5,000 for the quarter ended September 30, 2022.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2023 and 2022.

	For the three months ended September 30,
	2023	2022
(unaudited)	(Dollars in thousands)
Commercial	$137	$-
Single-family residential real estate	(9)	(2)
Home equity lines of credit	(2)	(3)
Total	$126	$(5)

Noninterest income. Noninterest income for the quarter ended September 30, 2023 totaled $1.3 million and increased $596,000, or 84.5%, compared to $705,000 for the quarter ended September 30, 2022. The increase was primarily due to a $420,000 increase in swap fee income and a $128,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the quarter ended September 30, 2023 totaled $6.8 million and decreased $1.8 million, or 21.4%, compared to $8.6 million for the quarter ended September 30, 2022. The decrease in noninterest expense was primarily due to a $692,000 decrease in salaries and employee benefits, a $594,000 decrease in data processing, and a $570,000 decrease in the impairment of property and equipment. The decrease in salaries and employee benefits was primarily due to a decrease in the number of employees coupled with lower payroll taxes. The decrease in data processing was due to the core processing system conversion that occurred in the third quarter of 2022, which included some one-time conversion costs. The decrease in the impairment of property and equipment was related to the pending contract in the third quarter of 2022 for the sale of the Company’s Worthington headquarters building, which was completed in May 2023.

Income tax expense. Income tax expense was $984,000 for the quarter ended September 30, 2023, a decrease of $39,000 compared to $1.0 million for the quarter ended September 30, 2022. The effective tax rate for the quarter ended September 30, 2023 was approximately 19.6%, as compared to approximately 19.4% for the quarter ended September 30, 2022.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2023 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2023 and 2022.

General. Net income for the nine months ended September 30, 2023 totaled $12.7 million (or $1.97 per diluted common share) and decreased $791,000, or 5.9%, compared to net income of $13.5 million (or $2.06 per diluted common share) for the nine months ended September 30, 2022. The decrease in net income was primarily the result of an increase in provision for credit losses expense, partially offset by an increase in noninterest income.

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

Net interest income totaled $35.9 million for the nine months ended September 30, 2023 and increased $251,000, or 0.7%, compared to net interest income of $35.6 million for the nine months ended September 30, 2022. The increase in net interest income was

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

primarily due to a $32.7 million, or 71.3%, increase in interest income, partially offset by a $32.5 million, or 317.3%, increase in interest expense. The increase in interest income was primarily attributed to a 171bps increase in average yield on interest-earning assets, coupled with a $309.3 million, or 20.7%, increase in average interest-earning assets outstanding. The increase in interest expense was attributed to a 264bps increase in average yield on interest-bearing liabilities, coupled with a $324.3 million, or 27.7%, increase in average interest-bearing liabilities. The net interest margin of 2.65% for the nine months ended September 30, 2023 decreased 52bps compared to the net interest margin of 3.17% for the nine months ended September 30, 2022.

Interest income totaled $78.6 million for the nine months ended September 30, 2023, and increased $32.7 million, or 71.3%, compared to $45.9 million for the nine months ended September 30, 2022. The increase in interest income was primarily attributed to a 151bps increase in the average yield on loans and leases and loans held for sale, coupled with a $279.6 million, or 20.9%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $42.7 million for the nine months ended September 30, 2023, and increased $32.5 million, or 317.3%, compared to $10.2 million for the nine months ended September 30, 2022. The increase in interest expense was primarily attributed to a 283bps increase in the average rate of interest-bearing deposits, coupled with a $295.6 million, or 27.5%, increase in average interest-bearing deposits.

Provision for credit losses. There was $1.4 million in provision for credit losses expense for the nine months ended September 30, 2023, which reflected an increase of $1.3 million, or 861.3%, compared to $150,000 for the nine months ended September 30, 2022. The increase in the provision for credit losses during the quarter ended September 30, 2023 was primarily driven by reserves placed on two individually evaluated loans, which were also placed on nonaccrual status during the quarter ended September 30, 2023. Net charge-offs for the nine months ended September 30, 2023 totaled $23,000, compared to net recoveries of $29,000 for the nine months ended September 30, 2022.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2023 and 2022

	For the nine months ended September 30,
	2023	2022
(unaudited)	(Dollars in thousands)
Commercial	$57	$-
Single-family residential real estate	(31)	(19)
Home equity lines of credit	(3)	(10)
Total	$23	$(29)

Noninterest income. Noninterest income for the nine months ended September 30, 2023 totaled $3.0 million and increased $439,000, or 17.2%, compared to $2.6 million for the nine months ended September 30, 2022. The increase was primarily due to a $574,000 increase in swap fee income and a $467,000 increase in other noninterest income related to commercial loan servicing fees, partially offset by a $593,000 decrease in in net gain on sale of residential mortgage loans. The decrease in the net gain on sale of residential mortgage loans was the result of the Company’s decision to scale down and exit the direct-to-consumer mortgage business in favor of portfolio lending with servicing retained.

Noninterest expense. Noninterest expense for the nine months ended September 30, 2023 totaled $21.6 million and increased $276,000 or 1.3%, compared to $21.3 million for the nine months ended September 30, 2022. The increase in noninterest expense was primarily due to a $900,000 increase in FDIC premiums, partially offset by a $607,000 decrease in data processing. The increase in FDIC expense was related to increased assets and deposit levels and assessment rates. The decrease in data processing was due to the core processing system conversion that occurred in the third quarter of 2022, which included some one-time conversion costs.

Income tax expense. Income tax expense was $3.1 million for the nine months ended September 30, 2023, a decrease of $87,000 compared to $3.2 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was approximately 19.7%, as compared to approximately 19.2% for the nine months ended September 30, 2022.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2023 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,802	$101	2.40%	$17,044	$219	4.64%
Loans and leases and loans held for sale (3)	1,642,029	25,121	6.12%	1,424,326	16,876	4.74%
Other earning assets	197,434	2,778	5.63%	135,240	813	2.40%
FHLB and FRB stock	8,568	166	7.75%	7,192	98	5.45%
Total interest-earning assets	1,861,833	28,166	6.04%	1,583,802	18,006	4.54%
Noninterest-earning assets	95,186			78,222
Total assets	$1,957,019			$1,662,024

Interest-bearing liabilities:
Deposits	$1,430,568	15,421	4.31%	$1,154,605	3,992	1.38%
FHLB advances and other borrowings	124,930	1,078	3.45%	93,397	698	2.99%
Total interest-bearing liabilities	1,555,498	16,499	4.24%	1,248,002	4,690	1.50%

Noninterest-bearing liabilities	251,509			279,383
Total liabilities	1,807,007			1,527,385

Equity	150,012			134,639
Total liabilities and equity	$1,957,019			$1,662,024

Net interest-earning assets	$306,335			$335,800
Net interest income/interest rate spread		$11,667	1.80%		$13,316	3.04%
Net interest margin			2.50%			3.36%
Average interest-earning assets
to average interest-bearing liabilities	119.69%			126.91%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2023			2022
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,463	$529	4.08%	$18,353	$664	4.52%
Loans and leases and loans held for sale (3)	1,619,225	71,143	5.86%	1,339,590	43,746	4.35%
Other earning assets	163,281	6,470	5.28%	131,020	1,215	1.24%
FHLB and FRB stock	8,590	425	6.60%	7,280	238	4.36%
Total interest-earning assets	1,805,559	78,567	5.79%	1,496,243	45,863	4.08%
Noninterest-earning assets	91,831			76,937
Total assets	$1,897,390			$1,573,180

Interest-bearing liabilities:
Deposits	$1,369,656	39,500	3.85%	$1,074,075	8,177	1.02%
FHLB advances and other borrowings	125,016	3,181	3.39%	96,255	2,051	2.84%
Total interest-bearing liabilities	1,494,672	42,681	3.81%	1,170,330	10,228	1.17%

Noninterest-bearing liabilities	256,898			271,961
Total liabilities	1,751,570			1,442,291

Equity	145,820			130,889
Total liabilities and equity	$1,897,390			$1,573,180

Net interest-earning assets	$310,887			$325,913
Net interest income/interest rate spread		$35,886	1.98%		$35,635	2.91%
Net interest margin			2.65%			3.17%
Average interest-earning assets
to average interest-bearing liabilities	120.80%			127.85%

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

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2022			September 30, 2022
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(85)	$(33)	$(118)	$(43)	$(92)	$(135)
Loans and leases	5,407	2,838	8,245	17,109	10,288	27,397
Other earning assets	1,464	501	1,965	4,886	369	5,255
FHLB and FRB Stock	47	21	68	139	48	187
Total interest-earning assets	6,833	3,327	10,160	22,091	10,613	32,704

Interest-bearing liabilities:
Deposits	10,273	1,156	11,429	28,496	2,827	31,323
FHLB advances and other borrowings	119	261	380	444	686	1,130
Total interest-bearing liabilities	10,392	1,417	11,809	28,940	3,513	32,453

Net change in net interest income	$(3,559)	$1,910	$(1,649)	$(6,849)	$7,100	$251

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

We believe there have been no significant changes during the nine months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the adoption of ASU No. 2016-13, on January 1, 2023. Certain accounting policies were revised and certain accounting policy elections were implemented, related to the adoption of CECL. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

securities available for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell. See Note 1 – Summary of Significant Accounting Policies and Note 4 – Loans and Leases to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details of the accounting policy changes related to the adoption of CECL

Liquidity and Capital Resources

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$230,683	$154,410
Additional borrowing capacity at the FHLB	184,641	187,854
Additional borrowing capacity at the FRB	143,623	105,119
Unused commercial bank lines of credit	65,000	65,000
Total	$623,947	$512,383

Cash, unpledged securities and deposits in other financial institutions increased $76.3 million, or 49.4%, to $230.7 million at September 30, 2023, compared to $154.4 million at December 31, 2022. The increase is primarily attributed to an increase in deposits, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB decreased $3.3 million, or 1.7%, to $184.6 million at September 30, 2023, compared to $187.9 million at December 31, 2022.

CFBank’s additional borrowing capacity at the FRB increased $38.5 million, or 36.6%, to $143.6 million at September 30, 2023 from $105.1 million at December 31, 2022. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2023 and at December 31, 2022.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at September 30, 2023 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $430,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.39% at September 30, 2023.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month SOFR plus 4.402%.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At September 30, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33.5 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2023, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2023.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2023.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (3)	Maximum number of common shares that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023	1,428	(1)	16.64	-	250,000
August 1, 2023 through August 31, 2023	-		-	-	250,000
September 1, 2023 through September 30, 2023	1,053	(2)	18.01	-	250,000
Total	2,481		$17.22	-	250,000

(1)Represents shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

(2)Represents shares of common stock surrendered to the Company for the payment of the exercise price and taxes upon the exercise of stock options.

(3)On July 5, 2023, the Company’s Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to 250,000 shares of the Company’s common stock on or before June 30, 2024.

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

CF BANKSHARES INC.

Dated: November 13, 2023	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 13, 2023	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer