Form 10-K
period 2023-12-31
CF BANKSHARES INC.
filed 2024-03-29
CIK 1070680

Me

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2023
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

YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2023 was $98.3 million based upon the closing price as reported on the Nasdaq® Capital Market for that date. For this purpose, directors and executive officers of the registrant are considered affiliates.

As of March 15, 2024, there were 5,080,597 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2024, are incorporated herein by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business.

General

CF Bankshares Inc. (“Holding Company”) was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status. Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc. As a financial holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”). As used herein, the terms “we,” “us,” “our” and the “Company” refer to CF Bankshares Inc. and CFBank, unless the context indicates to the contrary.

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

Currently, the Company does not transact material business other than through CFBank. At December 31, 2023, the Company’s assets totaled $2.1 billion and stockholders’ equity totaled $155.4 million.

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

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following counties: Franklin County through our office in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023); Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

Loan and Lease Portfolio Composition. Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans. CFBank also finances a variety of commercial and residential construction projects. At December 31, 2023, gross loans receivable totaled $1.7 billion and increased approximately $122.7 million, or 7.7%, from $1.6 billion at December 31, 2022. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $1.2 billion in the aggregate and represented 68.4% of the gross loan portfolio at December 31, 2023, as compared to 66.9% of the gross loan portfolio at December 31, 2022. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased $108.4 million, or 10.2%, during 2023. Portfolio single-family residential mortgage loans, including related construction loans, totaled $502.8 million and represented 29.4% of total gross loans at year-end 2023, compared to 31.1% at year-end 2022. The remainder of our loan portfolio consists of consumer loans, which totaled $38.4 million, or 2.2% of gross loans receivable, at year-end 2023.

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

Loan Maturity. The following table shows the remaining contractual maturity of CFBank’s loan portfolio at December 31, 2023. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2023
	Real Estate Mortgage Loans	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$184,569	$39	$113,439	$298,047
After one year:
More than one year to five years	367,892	2,447	231,719	602,058
More than five years to 15 years	218,597	6,669	94,737	320,003
More than 15 years	461,692	29,198	-	490,890
Total due after 2024	1,048,181	38,314	326,456	1,412,951
Total amount due	$1,232,750	$38,353	$439,895	$1,710,998

The following table sets forth at December 31, 2023, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2024), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$705,970	$342,211	$1,048,181
Consumer loans	2,566	35,748	38,314
Commercial loans	269,514	56,942	326,456
Total loans	$978,050	$434,901	$1,412,951

Origination of Loans and Leases. Lending activities are conducted through our offices located in Franklin, Cuyahoga, Delaware, Summit, and Hamilton Counties, Ohio and in Marion County, Indiana. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati and Akron, Ohio and Indianapolis, Indiana markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates. Fixed-rate loans are typically limited to terms of three to five years. CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates. See Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information on interest-rate swaps.

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

For the year ended December 31, 2023, single-family mortgage loans originated for sale totaled $10.8 million, a decrease of $86.5 million, or 88.9%, compared to $97.3 million originated in 2022. A shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, beginning in 2021, the Company strategically scaled down its Residential Mortgage Business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets.

For the year ended December 31, 2023, portfolio single-family mortgage loans originated by CFBank totaled $45.2 million, or 2.6% of total loans. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance is generally required when the loan-to-value (“LTV”) exceeds 80%. In conjunction with competitive product offerings in the market, and the lack of availability for mortgage insurance, jumbo loans and portfolio ARM loans exceeding 80% are often originated without mortgage insurance.

Portfolio single-family residential ARM loans totaled $90.9 million, or 19.0% of the single-family mortgage loan portfolio, at December 31, 2023. These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans continues to be a significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances increased $84.6 million to $563.8 million at December 31, 2023. This represented an increase of 17.6% over the $479.2 million balance at December 31, 2022.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $500,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans. At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years. We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate. See Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information on interest-rate swaps. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 30 year amortization periods.

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

Commercial Lending. The origination of commercial loans continues to be a significant component of our lending activity. During 2023, commercial loan balances increased by $12.5 million, or 2.9%, to $439.9 million at year-end 2023. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed- and adjustable-rate commercial loans. Fixed-rate loans are typically limited to a maximum term of five years. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. During 2023, construction loans increased by $6.6 million, or 3.6%, to $190.7 million, as compared to the $184.1 million in the portfolio at year-end 2022. CFBank’s strong capital levels have allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, home improvement loans, loans secured by deposits and purchased loans. At December 31, 2023, our consumer loan portfolio totaled $38.4 million, which was 2.2% of gross loans receivable. During 2023, our consumer loan portfolio increased $5.9 million, or 18.1%, over the year-end 2022 balance of $32.5 million.

Home equity lines of credit include those loans we originate for our portfolio and purchased loans. We offer a variable rate home equity line of credit product which we originate for our portfolio. The interest rate adjusts monthly at various margins above the prime rate of interest (“PRIME”) as disclosed in The Wall Street Journal. The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit history, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral.

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

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for detailed information on criticized and classified loans as of December 31, 2023 and 2022.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include loans that were identified as substandard assets, were still accruing interest at December 31, 2023, but exhibit weaknesses that could lead to nonaccrual status in the future. At December 31, 2023, there was one classified loan still accruing interest.

Nonperforming Assets.

The $5.0 million increase in nonperforming loans in 2023 compared to 2022 was due to seven commercial loans, totaling $5.0 million, becoming nonaccrual during 2023.

For the year ended December 31, 2023, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $251,000. There was no interest income recognized on nonaccrual loans in 2023.

The Company adopted Accounting Standard Update (“ASU”) 2022-02 during the first quarter of 2023. This amendment eliminated the Trouble Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

During the year ended December 31, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. The loan was not past due during the year ended December 31, 2023.

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4, in the accompanying Notes to Consolidated Financial Statements for additional information on nonperforming loans and modified loans as of December 31, 2023 and 2022.

For information on real estate owned (“REO”) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Credit Losses on Loans and Leases (ACL - Loans). The ACL - Loans is a valuation account that is deducted from the loans and leases' amortized cost basis to present the net amount expected to be collected on loans and leases over the contractual term. Loans and leases are charged off against the allowance when the uncollectibility of the loan or lease is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans and leases from the estimate of credit losses. The allowance and related disclosures for periods beginning after January 1, 2023 are presented under the current expected credit loss model (“CECL”), while the allowance and related disclosures for prior periods are reported under the allowance for loan losses (“ALLL”) incurred loss model.

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for a detailed discussion of management’s methodology for determining the appropriate level of the ACL – Loans.

The ACL – Loans totaled $16.9 million at December 31, 2023, and increased $803,000, or 5.0%, from $16.1 million at December 31, 2022. The increase in the ACL - Loans is due to $1.9 million in loan provision expense, partially offset by a $409,000 reduction attributable to a one-time “Day 1” adjustment upon adoption of CECL on January 1, 2023 and $646,000 in net charge-offs during the year ended December 31, 2023. The ratio of the ACL - Loans to total loans was 0.99% at December 31, 2023, compared to 1.01% at December 31, 2022.

We believe the ACL - Loans is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2023; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

	2023	2022	2021
ACL-Loans, beginning of period	$16,062	$15,508	$17,022
Impact of adoption ASC 326	(409)	-	-
Balances, January 1, 2023 post ASC 326 adoption	15,653	15,508	17,022
Charge-offs:
Real estate loans:
Single-family	-	-	17
Consumer loans:
Other	3	-	-
Commercial loans	775	263	-
Total charge-offs	778	263	17

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	40	19	26
Consumer loans:
Home equity	4	11	21
Other	3	-	-
Commercial loans	85	-	56
Total recoveries	132	30	103
Net charge-offs (recoveries)	646	233	(86)
Provision for credit losses on loans	1,858	787	(1,600)
ACL - Loans, end of period	$16,865	$16,062	$15,508
ACL - Loans to total loans and leases	0.99%	1.01%	1.26%
ACL - Loans to nonperforming loans	294.74%	2110.64%	1555.47%
Net charge-offs (recoveries) to ACL - Loans	3.83%	1.45%	-0.55%
Net charge-offs (recoveries) to average loans and leases	0.04%	0.02%	-0.01%

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

The following table sets forth the ACL - Loans in each of the categories listed at the dates indicated and the percentage of such amounts to total loans. Although the ACL - Loans may be allocated to specific loans or loan types, the entire ACL - Loans is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2023		2022		2021
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$3,371	27.95%	$3,914	29.28%	$3,348	28.20%
Multi-family	1,231	7.64%	997	6.56%	827	6.24%
Commercial real estate	4,105	25.31%	3,384	23.62%	5,034	29.24%
Construction	1,707	11.15%	2,644	11.59%	1,744	6.78%
Consumer loans:
Home equity lines of credit	334	2.10%	333	1.93%	272	1.97%
Other	233.14%		26.11%		156.17%
Commercial loans	5,884	25.71%	4,764	26.91%	4,127	27.40%
Total	$16,865	100.00%	$16,062	100.00%	$15,508	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating and maintenance costs after acquisition are expensed. There were no foreclosed assets at December 31, 2023 or December 31, 2022. See the section titled “Financial Condition - Foreclosed Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 5 in the accompanying Notes to Consolidated Financial Statements for information regarding foreclosed assets at December 31, 2023. Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2023, the securities available for sale portfolio totaled $8.1 million. At December 31, 2023, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Equity securities, consisting of preferred stock in another financial institution, totaled $5.0 million at December 31, 2023 and December 31, 2022.

Management evaluates debt securities impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of management’s evaluation of securities for impairment.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated

	At December 31,
	2023		2022		2021
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt	$9,980	$7,100	$9,978	$7,500	$9,976	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	988	3,025	2,925	6,551	6,561
Mortgage-backed securities - residential	4	4	17	17	35	36
Total	$10,991	$8,092	$13,020	$10,442	$16,562	$16,347

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2023.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$-	-	$-	-	$9,980	1.03%	$-	-	$9,980	1.03%
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	0.19%	-	-	-	-	-	-	1,007	0.19%
Mortgage-backed securities - residential	4	3.99%	-	-	-	-	-	-	4	3.99%
Total	$1,011	0.21%	$-	-	$9,980	1.03%	$-	-	$10,991	0.95%

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations. Generally, CFBank may pay dividends to the Holding Company without prior regulatory approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment. See Note 16, Regulatory Capital Matters, in the accompanying Notes to Consolidated Financial Statements for additional information.

The Holding Company’s available cash and cash equivalents totaled $530,000 at December 31, 2023. Management believes that the Holding Company had adequate funds and liquidity sources at December 31, 2023 to meet its current and anticipated operating needs at this time. See the section titled “Liquidity and Capital Resources” for information regarding the Holding Company’s liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Money market accounts represent the largest portion of our deposit portfolio and totaled 41.4% of average deposit balances in 2023. Certificate of deposit accounts represent the second largest portion of our deposit portfolio and totaled 37.4% of average deposit balances in 2023. The term of the certificates of deposit typically offered vary from six months to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2023, CFBank had $440.4 million in brokered deposits with maturity dates from January 2024 through February 2027. At December 31, 2023, cash, unpledged securities, and deposits in other financial institutions totaled $262.0 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $440.4 million at December 31, 2023, and increased $148.6 million, or 50.9%, from $291.8 million at December 31, 2022. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $237.8 million at December 31, 2023 and increased $79.9 million, or 50.6%, from $157.9 million at December 31, 2022.

As of December 31, 2023 and 2022, deposits exceeding the FDIC insured limit of $250,000 totaled $509.7 million and $690.4 million, respectively.

Certificate accounts in amounts of $250,000 or more totaled $370.4 million at December 31, 2023, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$107,921	4.85%
Over 3 through 6 months	105,553	4.42%
Over 6 through 12 months	79,736	4.24%
Over 12 months	77,209	2.70%
Total	$370,419

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For The Year Ended December 31,
	2023			2022			2021
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$113,141	6.96%	4.41%	$91,204	6.64%	1.41%	$92,094	7.60%	0.38%
Money market accounts	672,923	41.42%	4.47%	429,606	31.26%	1.76%	282,299	23.28%	0.50%
Savings accounts	3,087	0.19%	0.37%	5,582	0.40%	0.19%	15,793	1.30%	0.15%
Certificates of deposit	607,147	37.38%	3.51%	594,611	43.26%	1.19%	588,072	48.50%	1.06%
Total Interest-bearing deposits	1,396,298	85.95%	4.04%	1,121,003	81.56%	1.42%	978,258	80.68%	0.82%
Noninterest-bearing deposits:
Demand deposits	228,156	14.05%	-	253,440	18.44%	-	234,239	19.32%	-
Total Average Deposits	$1,624,454	100.00%		$1,374,443	100.00%		$1,212,497	100.00%

See the sections titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $76.5 million at December 31, 2023. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $260.2 million at year-end 2023.

The Holding Company has a $35 million facility with a third-party bank. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At December 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33.5 million on the facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank of Cleveland through the Borrower-in-Custody program. The borrowings are collateralized by commercial loans and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $136.2 million at year-end 2023. There were no outstanding borrowings from the Federal Reserve Bank at December 31, 2023.

At December 31, 2023 and 2022, CFBank had $65.0 million of availability in unused lines of credit with two commercial banks. There were no outstanding borrowings on these lines of credit at December 31, 2023 or December 31, 2022. If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

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

	For the Year ended December 31,
	2023	2022	2021
Short-term FHLB advances and other borrowings:
Average balance outstanding	$223	$-	$9,076
Maximum amount outstanding at any month-end during the period	-	-	23,426
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	4.91%	-	3.02%

Personnel

As of December 31, 2023, the Company had 103 full-time and 5 part-time employees.

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

As a financial holding company, the Holding Company is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to inspection, examination and supervision by the FRB. The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the Securities and Exchange Commission (the “SEC”). The Holding Company’s common stock trades on the NASDAQ Capital Market under the symbol “CFBK”, which subjects the Holding Company to various requirements under the NASDAQ Marketplace Rules.

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

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.

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

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including CFBank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (“CARES Act”), on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. The Company did not utilize the CBLR in assessing capital adequacy and, instead, continued to follow existing capital rules.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the CECL model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2023.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2021, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. In the FDIC’s most recent semiannual update for the amended restoration plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 31, 2022, to 1.10% as of June 30, 2023. Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the amended restoration plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because CFBank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, CFBank will not be subject to this special assessment.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2023, the Holding Company had a total of $530,000 of cash at the Holding Company level. At December 31, 2023, the Holding Company also had $1.2 million available on its revolving line-of-credit facility.

The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock. In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities. Finally, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt. See Note 16, Regulatory Capital Matters, in the accompanying Notes to Consolidated Financial Statements for additional information.

Federal income tax laws provided deductions, totaling $2.3 million, for the Company’s thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2023.

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

On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The Company cannot predict the impact the changes to the CRA will have on its operations at this time.

In March 2023, CFBank’s primary federal regulator, the OCC, publicly released its CRA rating of “Needs to Improve” for CFBank as a result of the OCC’s regularly scheduled evaluation covering 2020 through 2022. The Company believes that the “Needs to Improve” rating was primarily attributable to CFBank’s legacy direct-to-consumer residential mortgage business. Beginning in 2021, CFBank strategically scaled down its residential mortgage business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company believes that this change in our residential mortgage business and focus, together with changes in our branch network and other actions taken since 2021, have remediated these legacy issues. While CFBank’s CRA rating remains “Needs to Improve,” the Company is subject to additional requirements and conditions with respect to certain activities, including acquisitions of and mergers with other financial institutions and commencement of new activities. CFBank’s next CRA evaluation is expected to commence in 2026.

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

Corporate Governance

As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s already strong corporate governance practices in light of the rules of the SEC and Nasdaq. The Board of Directors has adopted charters for the Board’s various committees, including the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, as well as a Code of Ethics and Business Conduct governing the directors, officers and employees of the Company.

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company adopted its Clawback policy effective November 29, 2023.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See Item 1C. “Cybersecurity” in Part I of this Form 10-K. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2023 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2023, the Company had net operating loss carryforwards of $21.9 million, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. See Note 13 in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Available Information

Our website address is www.CF.Bank (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the SEC. These reports can be found on our website under the caption “Investor – SEC Filings.” Investors also can obtain copies of our filings from the SEC website at www.sec.gov.

Item 1A. Risk Factors.

The following are certain risk factors that could impact our business, financial condition and/or results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures contained in this Form 10-K and in other reports that we file with the SEC. These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If any of the events described in the following risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition and/or results of operations could be materially adversely impacted. In addition, the trading price of our common stock could decline due to any of the events described in these risk factors.

Economic, Market and Political Risks

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect CFBank’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of CFBank’s borrowers to repay their loans, and the value of the collateral securing loans made by CFBank. The ongoing political turmoil and military conflict in Ukraine and the Middle East are likely to result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings and/or capital, as well as the ability of our customers to repay loans.

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. Moreover, our market activities are concentrated in the following counties: Franklin County through our office in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023); Delaware County through our Polaris office in Columbus, Ohio; Cuyahoga County through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Hamilton County through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; Summit County through our office in Fairlawn, Ohio; and Marion County, Indiana through our office in Indianapolis. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

LIBOR has been used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has recommended the use of a Secured Overnight Financing Rate (“SOFR”) as the set of alternative U.S. dollar reference. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

The Company's primary exposure to LIBOR was related to its promissory notes with borrowers, swap contracts with clients and offsetting swap contracts with third parties related to the swap contracts with clients. Prior to July 2023, all promissory notes and swap contracts were transitioned away from LIBOR.

Defaults by other financial institutions could adversely affect our business, earnings and financial condition.

Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. Several high-profile bank failures in 2023, including Silicon Valley Bank, Signature Bank and Silvergate Capital, resulted in some degree of public panic and caused widespread questions about potential concerns in the financial institutions industry, which in turn impacted stock market prices of financial institutions in general. These failed banks were engaged in activities, such as lending focused on tech startups and cryptocurrency, that are significantly different than the activities and risk profile of community banks such as the Company, and at this time it does not appear that these bank failures are connected to any systematic risks or problems in the financial institutions industry in general. Nevertheless, concerns about, or a default or threatened default by, other financial institutions could lead to significant market-wide liquidity problems and/or losses or defaults by other financial institutions.

Risks Related to Our Lending Activities

Our allowance for credit losses may not be adequate to absorb the expected, lifetime losses in our loan portfolio.

We maintain an allowance for credit losses that is believed to be a reasonable estimate of the expected losses based on management's quarterly analysis of our loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of CFBank’s loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding our allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of "CECL Implementation" included in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.

Our estimation of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond our control, and the losses may exceed current estimates. We cannot be assured of the amount or timing of losses, nor whether the allowance for credit losses will be adequate in the future.

If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover the expected losses from our loan portfolio, resulting in the need for additions to the allowance for credit losses which could have a material adverse impact on our financial condition and results of operations. In addition, bank regulators periodically review our allowance for credit losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model, which we adopted effective January 1, 2023. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions that we use in the CECL model prove to be incorrect or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. Additionally, the time horizon over which we are required to estimate future credit losses expanded under CECL, which could result in increased volatility in future provisions for credit losses. We may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments. The Company’s one-time cumulative effect adjustment to the allowance for credit losses upon adoption in the first quarter of 2023 was $49,000.

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

We have experienced significant growth in the amount of our total loans in the past several years. Since January 1, 2016, our total net loans have grown by $1.3 billion, or 389.5%, and our total assets have grown by $1.6 billion, or 372.0%. Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth. We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion. If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

We conduct our business operations primarily in Franklin, Cuyahoga, Hamilton, and Summit, Counties, Ohio, and in Marion County, Indiana, and make loans generally throughout Ohio and Indiana. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, community banks, regional banks and money center banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, fintechs and other financial intermediaries. Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

We rely heavily on our management team and other key employees, and the unexpected loss of key employees may adversely affect our operations.

Our success depends, in large part, on our ability to attract, retain, develop and motivate management and key employees. Competition for key employees is ongoing and we may not be able to attract or retain the key employees that we want or need in order to successfully execute our business. Additionally, the unexpected loss of services of any key employee could have an adverse effect on our business and financial results.

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

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Further, the operations of our third-party vendors could fail or otherwise become delayed. Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.

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

We are subject to limitations and conditions on certain activities as a result of our “Needs to Improve” CRA rating.

In March 2023, CFBank’s primary federal regulator, the OCC, publicly released its CRA rating of “Needs to Improve” for CFBank as a result of the OCC’s regularly scheduled evaluation covering 2020 through 2022. The Company believes that the “Needs to Improve” rating was primarily attributable to CFBank’s legacy direct-to-consumer residential mortgage business. Beginning in 2021, CFBank strategically scaled down its residential mortgage business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company believes that this change in our residential mortgage business and focus, together with changes in our branch network and other actions taken since 2021, have remediated these legacy issues. While CFBank’s CRA rating remains “Needs to Improve,” the Company is subject to additional requirements and conditions with respect to certain activities, including acquisitions of and mergers with other financial institutions and commencement of new activities. CFBank’s next CRA evaluation is expected to commence in 2026.

Deposit insurance premiums may increase and have a negative effect on our results of operations.

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. In October 2022, the FDIC adopted a final rule increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. If the costs of future bank failures increase, the deposit insurance premiums required to be paid by

CFBank may also increase. The FDIC recently adopted rules revising its assessments in a manner benefiting banks, such as CFBank, with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company was required to comply with the new standard beginning January 1, 2023. As a result of the adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that allows banks to phase in the day-one impact of CECL on regulatory capital over three years, which the Company did not elect to do.

Noncompliance with the Bank Secrecy Act (BSA) and other anti-money laundering statutes and regulations could cause a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates. The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2023, the Holding Company had a total of $530,000 of cash at the Holding Company level.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 1C. Cybersecurity

Risk Management and Strategy

The Company prioritizes the security of our banking operations to protect our customers and our reputation, and to preserve our value. While eliminating all risk is unrealistic, we invest heavily in our Information Security program to mitigate cybersecurity risks. Our controls focus on safeguarding information systems, networks, and assets from unauthorized access, ransomware threats, and service disruptions. Third-party vendors are also held to similar standards, with reviews conducted annually.

The Company’s Information Security program establishes policies, procedures, and risk assessments related to effective and efficient controls related to design and operations of the program. The Company also leverages regulatory guidance issued by the Federal Financial Institutions Examination Council (FFIEC) and frameworks to develop and maintain the information security program, including, without limitation the: FFIEC Cybersecurity Assessment Tool, National Institute of Standards and Technology (NIST) Cybersecurity Framework, and Section 501(b) of the Gramm-Leach-Bliley Act of 1999. Senior Management also monitors notifications from the U.S. Computer Emergency Readiness Team (“CERT”) and the Financial Services Information Sharing and Analysis Center (FS-ISAC). Some of our procedures and controls include, without limitation:

•Security Information and Event Management (“SIEM”) logging and triggers, alerts, and 24/7 monitoring.

•Endpoint Detection and Response (“EDR”), encryption, and backups.

•Third party vendor risk management.

•Disaster recovery and incident response plans.

•Security awareness training, social engineering testing, and remedial training.

•Vulnerability scanning, remediation tracking, and reporting.

We [regularly] engage certified and reputable consultants and auditing firms to evaluate the maturity and effectiveness of our security, including testing the design and operational effectiveness of controls, penetration testing, engaging in independent reviews of policies and standards, and consulting on best practices.

Governance

The Board of Directors, Audit Committee and the Information Technology (IT) Steering Committee, which is comprised of members from various departments including IT, Accounting, Compliance, Lending, Credit, Human Resources, Operations, Treasury Management, Treasury Support, Retail, Mortgage Sales, Mortgage Operations, Commercial Operations, and the Executive Team, provide oversight and direction of cybersecurity threats and risk management. The Board of Directors reviews and approves the Company’s policies related to Information Security and receives periodic updates from the IT Steering Committee and management in the areas of cybersecurity risks, controls, projects and initiatives, vulnerability assessments, vendor management, and security considerations. The Board of Directors is promptly notified and provided information on any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates of any such incidents until they are resolved.

A dedicated team, led by the Senior Vice President of Information Technology and Information Security Officer (the “SVP of IT and ISO”) manages the day-to-day cybersecurity risk program and supervises internal personnel and relationships with external technology and security consultants. The SVP of IT and ISO has over 18 years of experience in the banking industry as it relates to strategy and cyber security and reports to the Chief Operating Officer, the IT Steering Committee, the Audit Committee, and the Board of Directors.

While we believe we have implemented robust security procedures and controls to mitigate cybersecurity threats, we cannot be certain that these measures will be successful. The threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Although to date the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Item 2. Properties.

We conducted our business through seven branch offices located in Franklin, Cuyahoga, Delaware, Hamilton and Summit counties in Ohio and one branch office located in Marion County, Indiana as of December 31, 2023. The net book value of the Company’s properties totaled $2.2 million at December 31, 2023. CFBank also leases its branch offices in Columbus, Ohio, Cleveland, Ohio, Woodmere, Ohio, Fairlawn, Ohio, Blue Ash, Ohio, Cincinnati, Ohio and its loan production office in Columbus. See Note 8 in the accompanying Notes to Consolidated Financial Statements for further discussion. In March 2023, the administrative office and Worthington branch moved to a new location in Columbus.

Locations

Administrative Office (leased facility):

4960 East Dublin Granville Road, Suite 400

Columbus, Ohio 43081

Branch Offices:

New Albany Branch (leased facility)

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

3009 Smith Road, Suite 100

Fairlawn, Ohio 44333

Blue Ash Branch (leased facility)

10300 Alliance Rd. #150

Cincinnati, Ohio 45242

Red Bank Branch (leased facility)

4770 Red Bank Expressway

Cincinnati, Ohio 45227

Indianapolis Branch (owned facility)

4729 East 82nd Street

Indianapolis, Indiana 46250

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market and Dividend Information

The (voting) common stock of CF Bankshares Inc. trades on the Nasdaq® Capital Market under the symbol “CFBK.” As of December 31, 2023, there were 5,284,860 shares of (voting) common stock outstanding and held by approximately 327 registered shareholders of record. As of December 31, 2023, the Company also had an aggregate of 1,260,700 shares of non-voting common stock outstanding which were held by two shareholders of record.

There was $0.23 per share in dividends declared or paid on our common stock during 2023. The Company presently anticipates continuing to pay dividends in the future at similar levels, subject to compliance with applicable legal and regulatory requirements. The Holding Company is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock. In addition, banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval and, thus, can limit the availability of funds available to the Holding Company for the payment of dividends on its stock. The Holding Company’s ability to pay dividends on its common stock is also conditioned upon the Holding Company continuing to make certain payments on, and no event of default occurring under, the Company’s fixed-to-floating rate subordinated debt and the subordinated debentures underlying the Holding Company’s trust preferred securities. Additional information is contained in the sections titled “Financial Condition - Stockholders’ equity” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Note 16 in the accompanying Notes to Consolidated Financial Statements.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2023.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs
October 1, 2023 through October 31, 2023	-	-	-	250,000
November 1, 2023 through November 30, 2023	-	-	-	250,000
December 1, 2023 through December 31, 2023	9,503	18.59	9,503	240,497
Total	9,503	$18.59	9,503

(1)On July 5, 2023, the Company’s Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to 250,000 shares of the Company’s common stock on or before June 30, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this Form 10-K that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share of common stock, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Holding Company or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

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

CONDENSED CONSOLIDATED FINANCIAL DATA

The following information is derived from and should be read in conjunction with our audited Consolidated Financial Statements, the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

	At December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,058,615	$1,820,174	$1,495,589	$1,476,995	$880,545
Cash and cash equivalents	261,595	151,787	166,591	221,594	45,879
Securities available for sale	8,092	10,442	16,347	8,701	8,174
Equity securities	5,000	5,000	5,000	5,000	-
Loans held for sale	1,849	580	27,988	283,165	135,711
Loans and leases, net (1)	1,694,133	1,572,255	1,214,149	895,344	663,303
Allowance for credit losses on loans and leases	16,865	16,062	15,508	17,022	7,138
Nonperforming assets	5,722	761	997	695	2,439
Foreclosed assets	-	-	-	-	-
Deposits	1,744,057	1,527,922	1,246,352	1,113,070	746,323
FHLB advances and other debt	109,995	109,461	89,727	214,426	29,017
Subordinated debentures	14,961	14,922	14,883	14,844	14,806
Total stockholders' equity	155,374	139,248	125,330	110,210	80,664

	For the year ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Summary of Operations:
Total interest income	$108,279	$67,764	$52,348	$42,386	$35,104
Total interest expense	60,639	18,974	10,309	14,578	13,404
Net interest income	47,640	48,790	42,039	27,808	21,700
Provision for loan and lease losses	2,317	787	(1,600)	10,915	-
Net interest income after provision for loan and lease losses	45,323	48,003	43,639	16,893	21,700
Noninterest income:
Net gain on sale of loans	185	1,009	7,359	58,366	10,767
Other	3,846	2,201	4,281	1,627	953
Total noninterest income	4,031	3,210	11,640	59,993	11,720
Noninterest expense	28,369	28,621	32,461	40,603	21,379
Income before income taxes	20,985	22,592	22,818	36,283	12,041
Income tax expense	4,048	4,428	4,365	6,675	2,440
Net income	$16,937	$18,164	$18,453	$29,608	$9,601

	At or for the year ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance Ratios (2)
Return on average assets	0.88%	1.11%	1.26%	2.59%	1.30%
Return on average equity	11.46%	13.69%	15.58%	32.04%	17.57%
Average yield on interest-earning assets (3)	5.89%	4.37%	3.79%	3.89%	4.98%
Average rate paid on interest-bearing liabilities	3.99%	1.55%	0.95%	1.64%	2.38%
Average interest rate spread (4)	1.90%	2.82%	2.84%	2.25%	2.60%
Net interest margin, fully taxable equivalent (5)	2.59%	3.15%	3.04%	2.55%	3.08%
Average interest-earning assets to interest bearing liabilities	120.70%	126.74%	127.13%	122.64%	124.90%
Efficiency ratio (6)	54.90%	55.04%	60.47%	46.24%	63.97%
Noninterest expenses to average assets	1.47%	1.76%	2.22%	3.55%	2.89%
Common stock dividend payout ratio	8.75%	6.47%	4.69%	0.67%	n/m

Capital Ratios: (2)
Equity to total assets at end of period	7.55%	7.65%	8.38%	7.46%	9.16%
Average equity to average assets	7.66%	8.14%	8.11%	8.07%	7.39%
Tier 1 (core) capital to adjusted total assets (Leverage ratio) (7)	9.76%	9.89%	11.29%	9.74%	10.58%
Total capital to risk weighted assets (7)	13.30%	12.74%	14.02%	14.31%	12.96%
Tier 1 (core) capital to risk weighted assets (7)	12.17%	11.65%	12.77%	13.05%	11.97%
Common equity tier 1 capital to risk weighted assets (7)	12.17%	11.65%	12.77%	13.05%	11.97%

Asset Quality Ratios: (2)
Nonperforming loans to total loans (8)	0.33%	0.05%	0.08%	0.08%	0.36%
Nonperforming assets to total assets (9)	0.28%	0.04%	0.07%	0.05%	0.28%
Allowance for credit losses on loans and leases to total loans	0.99%	1.01%	1.26%	1.87%	1.06%
Allowance for credit losses on loan and leases to nonperforming loans (8)	294.74%	2110.64%	1555.47%	2449.21%	292.66%
Net charge-offs (recoveries) to average loans	0.04%	0.02%	(0.01%)	13.00%	(0.02%)

Per Share Data:
Basic earnings per common share	$2.64	$2.84	$2.84	$4.53	$2.05
Diluted earnings per common share	2.63	2.78	2.77	4.47	2.03
Dividends declared per common share	0.23	0.18	0.13	-	-
Tangible book value per common share at end of period	23.74	21.43	19.28	16.79	12.40

(1)	Loans and leases, net represents the recorded investment in loans net of the allowance for credit losses on loans and leases (ACL – Loans).
(2)	Asset quality ratios and capital ratios are end-of-period ratios. All other ratios are based on average monthly balances during the indicated periods.
(3)	Calculations of yield are presented on a taxable equivalent basis using the federal income tax rate of 21%.
(4)	The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets.
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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail, and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank seeks to differentiate itself from its competitors by providing individualized service coupled with direct customer access to decision-makers, and ease of doing business. We believe that CFBank matches the sophistication of much larger banks, without the bureaucracy. CFBank also offers its clients the convenience of online banking, mobile banking and remote deposit capabilities.

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following counties: Franklin County through our office in Columbus, Ohio (formerly located in Worthington, Ohio until March 1, 2023); Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

The qualitative impact of the new accounting standard is still directed by many of the same factors that impacted the previous methodology for computing the allowance for loan and lease losses (ALLL) including, but not limited to, economic conditions, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company also uses reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

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

Recent Regulatory Developments. In March 2023, CFBank’s primary federal regulator, the OCC, publicly released its CRA rating of “Needs to Improve” for CFBank as a result of the OCC’s regularly scheduled evaluation covering 2020 through 2022. The Company believes that the “Needs to Improve” rating was primarily attributable to CFBank’s legacy direct-to-consumer residential mortgage business. Beginning in 2021, CFBank strategically scaled down its residential mortgage business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company believes that this change in our residential mortgage business and focus, together with changes in our branch network and other actions taken since 2021, have remediated these legacy issues. While CFBank’s CRA rating remains “Needs to Improve,” the Company is subject to additional requirements and conditions with respect to certain activities, including acquisitions of and mergers with other financial institutions and commencement of new activities. CFBank’s next CRA evaluation is expected to commence in 2026.

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

Determination of the allowance for credit losses on loans (ACL – Loans) . The ACL - Loans represents the Company's best estimate of current expected credit losses (CECL) on loans and leases using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the ACL - Loans is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

The Company qualitatively adjusts model results for risk factors that are not inherently considered in the historical losses, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in economic conditions, (ii) changes in the nature and volume of the loan portfolio, (iii) changes in the existence, growth and effect of any concentrations in credit, (iv) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (v) changes in the quality of the credit review function, (vi) changes in the experience, ability and depth of lending management and staff, (vii) changes in the volume and severity of past due and adversely classified loans and the volume of non-

accrual loans, (viii) changes in the value of underlying collateral for collateral-dependent loans, and (ix) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ACL - Loans is considered to be a critical accounting policy. Additional information regarding this policy is included in the section titled “Financial Condition - Allowance for Credit Losses on Loans” and in Notes 1, 4 and 6 in the accompanying Notes to Consolidated Financial Statements.

Fair value of financial instruments. Another critical accounting policy relates to fair values of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Notes 1 and 6 in the accompanying Notes to Consolidated Financial Statements.

Mortgage banking derivatives. Another critical accounting policy relates to the fair value of mortgage banking derivatives. Mortgage banking derivatives include two types of commitments: rate lock commitments and forward loan commitments. The fair values of these mortgage derivatives are based on anticipated gains on the underlying loans and are based on valuation models using observable market data as of the measurement date. Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Notes 1, 6 and 17 in the accompanying Notes to Consolidated Financial Statements.

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

Net income is also affected by, among other things, provisions for loan and lease losses, loan fee income, service charges, gains on loan sales, operating expenses, and taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, advertising and marketing, data processing, professional fees, FDIC insurance premiums and other general and administrative expenses. Our results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities. Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to require us to increase the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $2.1 billion at December 31, 2023 and increased $238.4 million, or 13.1%, from $1.8 billion at December 31, 2022. The increase was primarily due to a $121.9 million increase in net loan balances and a $109.8 million increase in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $261.6 million at December 31, 2023, and increased $109.8 million, or 72.3%, from $151.8 million at December 31, 2022. The increase in cash and cash equivalents was primarily attributed to an increase in deposits, partially offset by an increase in net loans.

Securities. Securities available for sale totaled $8.1 million at December 31, 2023, and decreased $2.3 million, or 22.5%, compared to $10.4 million at December 31, 2022. The decrease was primarily due to principal maturities. Equity securities totaled $5.0 million at both December 31, 2023 and December 31, 2022.

Loans held for sale. Loans held for sale totaled $1.8 million at December 31, 2023 and increased $1.3 million, or 218.8%, from $580,000 at December 31, 2022.

Loans and Leases. Net loans and leases totaled $1.7 billion at December 31, 2023 and increased $121.9 million, or 7.8%, from $1.6 billion at December 31, 2022. The increase was primarily due to a $57.9 million increase in commercial real estate loan balances, a $26.6 million increase in multi-family loan balances, a $13.2 million increase in single-family residential loan balances, a $12.5 million increase in commercial loan balances, a $6.6 million increase in construction loan balances, and a $5.2 million increase in home equity lines of credit. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

Allowance for Credit Losses on Loans . (ACL – Loans) The ACL – Loans totaled $16.9 million at December 31, 2023, and increased $803,000, or 5.0%, from $16.1 million at December 31, 2022. The increase in the ACL - Loans is due to $1.9 million in loan provision expense, partially offset by a $409,000 reduction attributable to a one-time “Day 1” adjustment upon adoption of CECL on January 1, 2023 and $646,000 in net charge-offs during the year ended December 31, 2023. The ratio of the ACL - Loans to total loans was 0.99% at December 31, 2023, compared to 1.01% at December 31, 2022.

The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in the accompanying notes to the Consolidated Financial Statements included in this Form 10-K.

Individually evaluated loans totaled $3.5 million at December 31, 2023, and increased $3.3 million, or 1884.9%, from $175,000 at December 31, 2022. The increase was primarily due to three newly identified commercial loans during 2023 totaling $3.4 million, partially offset by one commercial loan returning to collectively evaluated and principal payments during the year ended December 31, 2023. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $697,000 at December 31, 2023 and $175 at December 31, 2022.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $5.7 million at December 31, 2023, and increased $5.0 million from $761,000 at December 31, 2022. The increase in nonaccrual loans was primarily driven by seven commercial loans, totaling $5.0 million, becoming nonaccrual during in 2023. The ratio of nonperforming loans to total loans was 0.33% at December 31, 2023 compared to 0.05% at December 31, 2022.

The following table presents information regarding the number and balance of nonperforming loans at December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	# of loans	Balance	# of loans	Balance
	(dollars in thousands)
Commercial	7	$5,048	2	$99
Single-family residential real estate	3	627	3	641
Home equity lines of credit	1	17	1	18
Other Consumer	1	30	1	3
Total	12	$5,722	7	$761

The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the TDR recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the year ended December 31, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. The loan was not past due at December 31, 2023.

Prior to the adoption of ASU 2022-02, nonaccrual loans included some loans that were modified and identified as TDRs and were not performing. TDRs included in nonaccrual loans totaled $80,000 at December 31, 2022.

Nonaccrual loans at December 31, 2022 did not include $95,000 of TDRs where customers had established a sustained period of repayment performance, generally six months, the loans were current according to their modified terms and repayment of the remaining contractual payments was expected. These loans were included in total impaired loans. See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding impaired loans and nonperforming loans.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard, doubtful or loss are considered classified assets. See Note 4 in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the regulatory asset classifications.

The level of total criticized and classified loans increased by $5.6 million, or 73.6%, during the year ended December 31, 2023. Loans designated as special mention decreased $2.7 million, or 40.3%, and totaled $4.1 million at December 31, 2023, compared to $6.8 million at December 31, 2022. Loans classified as substandard increased $8.0 million and totaled $8.6 million at December 31, 2023, compared to $681,000 at December 31, 2022. See Note 4 in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding risk classification of loans.

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

Total past due loans decreased $136,000 and totaled $2.0 million at December 31, 2023, compared to $2.1 million at December 31, 2022. Past due loans totaled 0.1% of the loan portfolio at both December 31, 2023 and December 31, 2022. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest-only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest-only commercial lines of credit totaled $147.5 million, or 33.5% of CFBank’s commercial portfolio at December 31, 2023, compared to $117.9 million, or 27.6%, at December 31, 2022. Interest only home equity lines of credit totaled $33.6 million, or 93.4% of the total home equity lines of credit, at December 31, 2023 compared to $30.5 million, or 99.2%, at December 31, 2022.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of December 31, 2023; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. There were no foreclosed assets at December 31, 2023 or December 31, 2022. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Premises and equipment. Premises and equipment, net, totaled $3.8 million at December 31, 2023, and increased $34,000, or 0.9%, from $3.8 million at December 31, 2022. See Note 8 in the accompanying Notes to Consolidated Financial Statements for additional information.

Deposits. Deposits totaled $1.7 billion at December 31, 2023, an increase of $216.1 million, or 14.2%, from $1.5 billion at December 31, 2022. The increase is primarily due to a $105.3 million increase in certificate of deposit account balances, a $102.5 million increase in money market account balances, and an $11.4 million increase in checking account balances, partially offset by a $3.1 million decrease in savings account balances. Noninterest-bearing deposit accounts totaled $235.9 million at December 31, 2023 and decreased $27.3 million from $263.2 million at December 31, 2022.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $440.4 million at December 31, 2023, and increased $148.6 million, or 50.9%, from $291.8 million at December 31, 2022. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $237.8 million at December 31, 2023 and increased $79.9 million, or 50.6%, from $157.9 million at December 31, 2022.

FHLB advances and other debt. FHLB advances and other debt totaled $110.0 million at December 31, 2023, an increase of $534,000 when compared to $109.5 million at December 31, 2022. The increase was primarily due to a $4.0 million increase on the Company’s line of credit with a third party financial institution, partially offset by a $3.5 million decrease in FHLB advances.

The Holding Company has a $35.0 million facility with a third-party bank. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of December 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33.5 million on the facility.

At December 31, 2023 and 2022, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million, respectively. There were no outstanding borrowings on either line at December 31, 2023 or December 31, 2022.

Subordinated debentures Subordinated debentures totaled $15.0 million at December 31, 2023 and $14.9 million at December 31, 2022. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at December 31, 2023 and December 31, 2022. See Note 11in the accompanying Notes to Consolidated Financial Statements for additional information.

Stockholders’ equity. Stockholders’ equity totaled $155.4 million at December 31, 2023, an increase of $16.1 million, or 11.6%, from $139.2 million at December 31, 2022. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by $1.5 million in dividend payments and a $253,000 increase in other comprehensive loss. The other comprehensive loss was the result of the mark-to-market adjustment of our investment portfolio.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process. CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income. Management remains focused on growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section in this Form 10-K.

Comparison of Results of Operations for 2023 and 2022

General. Net income for the year ended December 31, 2023 totaled $16.9 million (or $2.63 per diluted common share) and decreased $1.3 million, or 6.8%, compared to net income of $18.2 million (or $2.78 per diluted common share) for the year ended December 31,

2022. The decrease in net income was primarily due to a decrease in net interest income and an increase in provision expense, which was partially offset by an increase in noninterest interest income and a decrease in noninterest expense.

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

Net interest income totaled $47.6 million for the year ended December 31, 2023 and decreased $1.2 million, or 2.4%, compared to net interest income of $48.8 million for the year ended December 31, 2022. The decrease in net interest income was primarily due to a $41.6 million, or 219.6%, increase in interest expense, partially offset by a $40.5 million, or 59.8%, increase in interest income. The increase in interest expense was attributed to a 244bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $298.5 million, or 24.4%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 152bps increase in the average yield on interest-earning assets, coupled with a $286.5 million, or 18.5%, increase in average interest-earning assets outstanding. The net interest margin of 2.59% for the year ended December 31, 2023 decreased 56bps compared to the net interest margin of 3.15% for the year ended December 31, 2022.

Interest income totaled $108.3 million for the twelve months ended December 31, 2023, and increased $40.5 million, or 59.8%, compared to $67.8 million for the twelve months ended December 31, 2022. The increase in interest income was primarily attributed to a 136bps increase in the average yield on loans and leases and loans held for sale, coupled with a $249.5 million, or 18.0%, increase in average loans and leases and loans held for sale.

Interest expense totaled $60.6 million for the twelve months ended December 31, 2023, and increased $41.6 million, or 219.6%, compared to $19.0 million for the twelve months ended December 31, 2022. The increase in interest expense was primarily attributed to a 262bps increase in the average rate of interest-bearing deposits, coupled with a $275.3 million, or 24.6%, increase in average interest-bearing deposits.

Provision for credit losses. The provision for credit losses expense for the year ended December 31, 2023 was $2.3 million, and increased $1.5 million, or 194.4%, compared to $787,000 for the year ended December 31, 2022. Net charge-offs for the year ended December 31, 2023 totaled $646,000, compared to net charge-offs of $233,000 for the year ended December 31, 2022.

The following table presents information regarding net charge-offs (recoveries) for 2023 and 2022.

	2023	2022
(Dollars in thousands)	Net charge-offs (recoveries)

Commercial	$690	$263
Single-family residential real estate	(40)	(19)
Home equity lines of credit	(4)	(11)
Total	$646	$233

See the section above titled “Financial Condition – Allowance for Credit Losses on Loans” for additional information.

Noninterest income. Noninterest income for the year ended December 31, 2023 totaled $4.0 million and increased $821,000, or 25.6%, compared to $3.2 million for the year ended December 31, 2022. The increase was primarily due to a $525,000 increase in swap fee income and a $431,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the year ended December 31, 2023 totaled $28.4 million and decreased $252,000, or 0.9%, compared to $28.6 million for the year ended December 31, 2022. The decrease in noninterest expense during the year ended December 31, 2023 was primarily due to a $635,000 decrease in data processing expense and a $612,000 decrease in salaries and employee benefits expense, partially offset by a $1.1 million increase in FDIC premiums. The decrease in data processing expense was due to the core processing system conversion that occurred in the third quarter of 2022, which included some one-time conversion costs. The decrease in salaries and employee benefits expense was primarily due to a decrease in the number of employees. The increase in FDIC expense was related to increased assets and deposit levels and assessment rates.

Income taxes. Income tax expense was $4.0 million for the year ended December 31, 2023, a decrease of $380,000, compared to $4.4 million for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was approximately 19.3%, as compared to approximately 19.6% for the year ended December 31, 2022.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the

Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2023 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, historic tax credits, bank owned life insurance and other miscellaneous items.

Comparison of Results of Operations for 2022 and 2021

General. Net income for the year ended December 31, 2022 totaled $18.2 million (or $2.78 per diluted common share) and decreased $289,000, or 1.6%, compared to net income of $18.5 million (or $2.77 per diluted common share) for the year ended December 31, 2021. The decrease in net income was primarily due to a decrease in net gain on sale of loans, a decrease in net gain on sale of deposits and an increase in provision expense, which was partially offset by an increase in net interest income and a decrease in noninterest expenses.

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

Interest income totaled $67.8 million for the twelve months ended December 31, 2022, and increased $15.5 million, or 29.5%, compared to $52.3 million for the twelve months ended December 31, 2021. The increase in interest income was primarily attributed to a $347.1 million, or 33.6%, increase in average loans outstanding, coupled with a 18bps increase in the average yield on loans, partially offset by a $238.7 million, or 97.4%, decrease in average loans held for sale.

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

Provision for loan and lease losses. The provision for loan and lease losses expense for the year ended December 31, 2022 was $787,000, compared to ($1.6) million in provision for loan and lease losses expense for the year ended December 31, 2021. Net charge-offs for the year ended December 31, 2022 totaled $233,000, compared to net recoveries of $86,000 for the year ended December 31, 2021.

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

Noninterest expense. Noninterest expense for the year ended December 31, 2022 totaled $28.6 million and decreased $3.9 million, or 11.8%, compared to $32.5 million for the year ended December 31, 2021. The decrease in noninterest expense during the year ended December 31, 2022 was primarily due to a $2.6 million decrease in advertising and promotion expense, a $1.8 million decrease in salaries and employee benefits expense, and a $1.6 million decrease in professional fees expense, partially offset by a $721,000 increase in data processing expense and a $570,000 increase on impairment of property and equipment. The decreases in advertising and marketing expense, salaries and employee benefits expense, and professional fee expense were primarily the result of the Company’s decision in early 2021 to scale down and exit the direct-to-consumer mortgage business in favor of lending in our regional markets as previously discussed. The increase in data processing expense was primarily related to the conversion of our core processing system during the third quarter of 2022. The impairment of property and equipment was related to the then-pending sale (as of December 31, 2022) of our Worthington headquarters building.

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

	For the Years Ended December 31,
	2023			2022			2021
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,198	$658	3.86%	$17,805	$881	4.58%	$19,311	$756	3.93%
Loans and leases and loans held for sale (3)	1,635,173	97,383	5.96%	1,385,701	63,717	4.60%	1,277,239	51,256	4.01%
Other earning assets	178,275	9,646	5.41%	138,805	2,818	2.03%	79,017	102	0.13%
FHLB and FRB stock	8,566	592	6.91%	7,413	348	4.69%	6,220	234	3.76%
Total interest-earning assets	1,836,212	108,279	5.89%	1,549,724	67,764	4.37%	1,381,787	52,348	3.79%
Noninterest-earning assets	92,957			79,467			79,393
Total assets	$1,929,169			$1,629,191			$1,461,180

Interest-bearing liabilities:
Deposits	$1,396,298	56,363	4.04%	$1,121,003	15,952	1.42%	$978,258	8,014	0.82%
FHLB advances and other borrowings	124,999	4,276	3.42%	101,757	3,022	2.97%	108,637	2,295	2.11%
Total interest-bearing liabilities	1,521,297	60,639	3.99%	1,222,760	18,974	1.55%	1,086,895	10,309	0.95%
Noninterest-bearing liabilities	260,060			273,789			255,855
Total liabilities	1,781,357			1,496,549			1,342,750

Equity	147,812			132,642			118,430
Total liabilities and equity	$1,929,169			$1,629,191			$1,461,180

Net interest-earning assets	$314,915			$326,964			$294,892
Net interest income/interest rate spread		$47,640	1.90%		$48,790	2.82%		$42,039	2.84%
Net interest margin			2.59%			3.15%			3.04%

Average interest-earning assets to average interest-bearing liabilities	120.70%			126.74%			127.13%

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

Rate/Volume Analysis of Net Interest Income. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase and decrease related to changes in balances and/or changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by the prior rate) and (ii) changes in rate (i.e., changes in rate multiplied by the prior volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended			Year Ended
	December 31, 2023			December 31, 2022
	Compared to Year Ended			Compared to Year Ended
	December 31, 2022			December 31, 2021
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(98)	$(125)	$(223)	$165	$(40)	$125
Loans and leases	20,898	12,768	33,666	2,716	9,745	12,461
Other earning assets	5,832	996	6,828	2,584	132	2,716
FHLB and FRB stock	184	60	244	64	50	114
Total interest-earning assets	26,816	13,699	40,515	5,529	9,887	15,416

Interest-bearing liabilities:
Deposits	35,645	4,766	40,411	6,627	1,311	7,938
FHLB advances and other borrowings	501	753	1,254	880	(153)	727
Total interest-bearing liabilities	36,146	5,519	41,665	7,507	1,158	8,665

Net change in net interest income	$(9,330)	$8,180	$(1,150)	$(1,978)	$8,729	$6,751

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$262,004	$154,410
Additional borrowing capacity at the FHLB	183,654	187,854
Additional borrowing capacity at the FRB	136,240	105,119
Unused commercial bank lines of credit	65,000	65,000
Total	$646,898	$512,383

Cash, unpledged securities and deposits in other financial institutions increased $107.6 million, or 69.7%, to $262.0 million at December 31, 2023, compared to $154.4 million at December 31, 2022. The increase was primarily attributed to an increase in deposits, partially offset by an increase in net loan balances.

CFBank’s additional borrowing capacity with the FHLB decreased $4.2 million, or 2.2%, to $183.7 million at December 31, 2023, compared to $187.9 million at December 31, 2022.

CFBank’s additional borrowing capacity at the FRB increased $31.1 million, or 29.6%, to $136.2 million at December 31, 2023 from $105.1 million at December 31, 2022. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at December 31, 2023 and December 31, 2022.

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

Management believes that the Holding Company had adequate funds at December 31, 2023 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $430,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.44% at December 31, 2023.

The Holding Company’s subordinated notes had a fixed rate of 7.00% until December 2023, at which time the interest rate began to reset quarterly to a rate equal to the then current three-month SOFR plus 4.402%.

The Holding Company has a $35.0 million credit facility. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At December 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33.5 million on the facility.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We have not engaged in and, accordingly, have no risk related to trading accounts, commodities or foreign exchange. Our hedging policy allows hedging activities, such as interest-rate swaps, up to a notional amount of 10% of total assets and a value at risk of 10% of core capital. Disclosures about our hedging activities are set forth in Note 17 to our Consolidated Financial Statements. The Company’s market risk arises primarily from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated and the resulting net positions are identified. Disclosures about fair value are set forth in Note 6 to our Consolidated Financial Statements.

Management actively monitors and manages interest rate risk. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital. We measure the effect of interest rate changes on CFBank’s economic value of equity (EVE), which is the difference between the estimated market value of CFBank’s assets and liabilities under different interest rate scenarios. The change in the EVE ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and CFBank did not change existing strategies. At December 31, 2023, CFBank’s EVE ratios, using interest rate shocks ranging from a 400 bps rise in rates to a 400 bps decline in rates, are shown in the following table. All values are within the acceptable range established by CFBank’s Board of Directors.

Economic Value of Equity
as a Percent of Assets
(CFBank only)
Basis Point	Economic
Change in Rates	Value Ratio
+400	7.9%
+300	8.5%
+200	9.0%
+100	9.6%
0	10.2%
-100	10.8%
-200	11.4%
-300	12.1%
-400	12.3%

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

CF BANKSHARES INC.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of CF Bankshares Inc., and reports of independent registered public accounting firm and management are included below.

CF BANKSHARES INC.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting as described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

March 28, 2024

CF BANKSHARES INC.

Shareholders, Board of Directors and Audit Committee

CF Bankshares Inc.

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CF Bankshares Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Report of Independent Registered Public Accounting Firm

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Notes 1 and 4 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2023, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. As of December 31, 2023, the allowance for credit losses (ACL) balance was $18.2 million. Estimates of expected credit losses are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. The Company utilized an average charge-off method derived from historical data to construct a loss rate for each identified loan segment. Due to the Company’s loss history not being sufficient and relevant enough to predict future losses, the Company also utilized peer data from a peer group. The loss rates are then adjusted, for reasonable and supportable forecasts of relevant economic indicators as well as other environmental factors based on the risks present for each portfolio segment. The environmental factors (“qualitative adjustments”) include consideration of economic conditions and portfolio trends.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the ACL, including the selection of models and the qualitative factor adjustments of the ACL.

•Tested clerical and computational accuracy of the formulas within the calculation.

•Tested completeness and accuracy of the information and reports utilized in the ACL.

•Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings.

•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions.

•Evaluated the reserve generated for unfunded commitments and tested the completeness and accuracy of the information utilized.

•Evaluated the forecast adjustment, including assessing that it is reasonable and supportable.

•Tested the reasonableness of specific reserves on individually reviewed loans.

•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs, and loan risk ratings.

/s/ FORVIS, LLP

FORVIS, LLP

We have served as the Company's auditor since 2014.

Indianapolis, Indiana

March 28, 2024

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$261,595	$151,787
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,092	10,442
Equity securities	5,000	5,000
Loans held for sale, at fair value	1,849	580
Loans and leases, net of allowance of $16,865 and $16,062, respectively	1,694,133	1,572,255
FHLB and FRB stock	8,482	7,942
Premises and equipment, net	3,812	3,778
Other assets held for sale	-	1,930
Operating lease right-of-use assets	5,221	1,357
Bank owned life insurance	26,266	25,641
Accrued interest receivable and other assets	44,065	39,362
Total assets	$2,058,615	$1,820,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$235,916	$263,241
Interest bearing	1,508,141	1,264,681
Total deposits	1,744,057	1,527,922
FHLB advances and other debt	109,995	109,461
Advances by borrowers for taxes and insurance	2,179	3,513
Operating lease liabilities	5,302	1,438
Accrued interest payable and other liabilities	26,747	23,670
Subordinated debentures	14,961	14,922
Total liabilities	1,903,241	1,680,926

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,665,958 at December 31, 2023 and 5,601,289 at December 31, 2022	57	56
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at December 31, 2023 and December 31, 2022	13	13
Additional paid-in capital	91,068	89,813
Retained earnings	76,517	61,095
Accumulated other comprehensive loss	(2,290)	(2,037)
Treasury stock, at cost; 381,098 shares of voting common stock at December 31, 2023 and 365,165 shares of voting common stock at December 31, 2022	(9,991)	(9,692)
Total stockholders' equity	155,374	139,248
Total liabilities and stockholders' equity	$2,058,615	$1,820,174

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Interest and dividend income
Loans and leases, including fees	$97,383	$63,717	$51,256
Securities	658	881	756
FHLB and FRB stock dividends	592	348	234
Federal funds sold and other	9,646	2,818	102
	108,279	67,764	52,348
Interest expense
Deposits	56,363	15,952	8,014
FHLB advances and other debt	3,107	2,040	1,398
Subordinated debentures	1,169	982	897
	60,639	18,974	10,309
Net interest income	47,640	48,790	42,039
Provision for credit losses
Provision for credit losses-loans	1,858	787	(1,600)
Provision for credit losses-unfunded commitments	459	-	-
	2,317	787	(1,600)
Net interest income after provision for credit losses	45,323	48,003	43,639

Noninterest income
Service charges on deposit accounts	1,566	1,135	845
Net gains on sales of residential mortgage loans	119	656	5,916
Net gains on sales of SBA loans	66	353	1,443
Gain (loss) on redemption of life insurance policies	-	(173)	383
Earnings on bank owned life insurance	625	598	532
Gain on sale of deposits	-	-	1,893
Swap fee income	715	190	194
Other	940	451	434
	4,031	3,210	11,640
Noninterest expense
Salaries and employee benefits	14,513	15,125	16,948
Occupancy and equipment	1,694	1,253	1,120
Data processing	2,172	2,807	2,086
Franchise and other taxes	1,263	1,151	975
Professional fees	2,470	2,758	4,348
Director fees	658	632	622
Postage, printing and supplies	149	183	146
Advertising and marketing	336	431	3,061
Telephone	257	249	263
Loan expenses	619	694	352
Depreciation	567	496	435
FDIC premiums	2,215	1,130	1,238
Regulatory assessment	242	272	261
Other insurance	209	177	158
Impairment of property and equipment	60	570	17
Other	945	693	431
	28,369	28,621	32,461
Income before incomes taxes	20,985	22,592	22,818
Income tax expense	4,048	4,428	4,365
Net income	$16,937	$18,164	$18,453

Earnings per common share:
Basic	$2.64	$2.84	$2.84
Diluted	$2.63	$2.78	$2.77

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMREHENSIVE INCOME

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Net income	$16,937	$18,164	$18,453
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to investment securities available for sale, net of tax of ($67), ($496) and ($71):	(253)	(1,867)	(266)
Other comprehensive income (loss), net of tax	(253)	(1,867)	(266)
Comprehensive income	$16,684	$16,297	$18,187

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	Voting	Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2021	$54	13	87,637	26,479	96	(4,069)	110,210
Net income	-	-	-	18,453	-	-	18,453
Other comprehensive income	-	-	-	-	(266)	-	(266)
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	707	-	-	-	707
Stock options exercised	-	-	185	-	-	-	185
Acquisition of 2,261 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(43)	(43)
Acquisition of 4,522 treasury shares surrendered upon exercise of stock options for payment of taxes and exercise price	-	-	-	-	-	(96)	(96)
Purchase of 143,551 treasury shares	-	-	-	-	-	(2,972)	(2,972)
Dividends declared ( $0.13 per share)	-	-	-	(848)	-	-	(848)
Balance at December 31, 2021	55	13	88,528	44,084	(170)	(7,180)	125,330
Net income	-	-	-	18,164	-	-	18,164
Other comprehensive income	-	-	-	-	(1,867)	-	(1,867)
Issuance of 69,648 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	899	-	-	-	899
Stock options exercised	-	-	387	-	-	-	387
Acquisition of 3,424 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(73)	(73)
Acquisition of 4,366 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(100)	(100)
Purchase of 110,998 treasury shares	-	-	-	-	-	(2,339)	(2,339)
Dividends declared ( $0.18 per share)	-	-	-	(1,153)	-	-	(1,153)
Balance at December 31, 2022	56	13	89,813	61,095	(2,037)	(9,692)	139,248
Cumulative effect of ASC 326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	16,937	-	-	16,937
Other comprehensive loss	-	-	-	-	(253)	-	(253)
Issuance of 59,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	1,172	-	-	-	1,172
Stock options exercised	-	-	84	-	-	-	84
Acquisition of 4,875 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(95)	(95)
Acquisition of 1,555 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(27)	(27)
Purchase of 9,503 treasury shares	-	-	-	-	-	(177)	(177)
Dividends declared ( $0.23 per share)	-	-	-	(1,476)	-	-	(1,476)
Balance at December 31, 2023	$57	$13	$91,068	$76,517	$(2,290)	$(9,991)	$155,374

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Net income	$16,937	$18,164	$18,453
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	2,317	787	(1,600)
Depreciation	567	496	435
Amortization, net	(1,024)	(881)	(2,505)
Deferred income tax expense	456	215	773
Originations of loans held for sale	(10,800)	(97,265)	(2,358,511)
Proceeds from sale of loans held for sale	9,650	123,655	2,602,993
Net gains on sales of residential mortgage loans	(119)	(656)	(5,916)
Net gains on sales of SBA loans	(66)	(353)	(1,443)
Gain on sale of deposits	-	-	(1,893)
Write-down of premises and equipment	60	570	17
Loss on sale of other assets held for sale	13	-	-
Earnings on bank owned life insurance	(625)	(598)	(532)
Loss (gain) on redemption of life insurance policies	-	173	(383)
Stock-based compensation expense	1,172	899	707
Net change in:
Accrued interest receivable and other assets	(2,676)	(6,475)	17,880
Operating lease right-of-use asset	687	568	461
Operating lease right-of-use liability	(686)	(594)	(498)
Accrued interest payable and other liabilities	2,188	1,059	(15,135)
Net cash from operating activities	18,051	39,764	253,303
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,013	3,517	5,030
Purchases	-	-	(13,070)
Purchase of bank owned life insurance	-	-	(8,000)
Loan and lease originations and payments, net	(124,851)	(364,759)	(311,232)
Purchase of loans and leases	-	(3,698)	(18,677)
Proceeds from the sale of loans	1,835	12,569	33,361
Additions to premises and equipment	(661)	(905)	(2,962)
Purchase of FRB and FHLB stock	(540)	(627)	(1,468)
Purchase of other investments	(1,200)	-	(1,500)
Purchase of investment- joint ventures	(1,000)	-	-
Return of investment- joint ventures	659	582	756
Proceeds from the sale of assets held for sale	1,892	-	-
Proceeds from the redemption of life insurance policies	-	-	661
Proceeds from the sale of premises and equipment	-	-	371
Net cash used by investing activities	(121,853)	(353,321)	(316,730)
Cash flows from financing activities:
Net change in deposits	216,135	281,570	237,593
Cash paid for assumption of deposits in branch sale	-	-	(102,418)
Proceeds from FHLB advances and other debt	37,075	40,150	174,277
Repayments on FHLB advances and other debt	(36,575)	(20,450)	(228,964)
Net change in warehouse line of credit	-	-	(70,013)
Net change in advances by borrowers for taxes and insurance	(1,334)	761	1,723
Cash dividends paid on common stock	(1,476)	(1,153)	(848)
Proceeds from exercise of stock options	84	387	185
Acquisition of treasury shares surrendered upon vesting of restricted stock and exercised options for payment of taxes and exercise proceeds	(122)	(173)	(139)
Purchase of treasury shares	(177)	(2,339)	(2,972)
Net cash from financing activities	213,610	298,753	8,424
Net change in cash and cash equivalents	109,808	(14,804)	(55,003)
Beginning cash and cash equivalents	151,787	166,591	221,594
Ending cash and cash equivalents	$261,595	$151,787	$166,591

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share data)

	2023	2022	2021
Supplemental cash flow information:
Interest paid	$58,799	$18,362	$10,579
Income tax paid	3,975	2,450	3,850
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$-	$1,674	$16,611
Transfer from premises and equipment to assets held for sale	-	1,930	-
Investment payable on limited liability corporation and limited partnership	889	8,097	7,764
Initial recognition of operating right-of-use lease asset	4,550	-	999
Initial recognition of operating right-of-use lease liability	4,550	-	999
Redemption proceeds receivable on life insurance policy	-	528	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the Board of Governors of the Federal Reserve System (the “FRB”). Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc. The Holding Company and CFBank are sometimes collectively referred to herein as the “Company”. Intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses on financial assets, deferred tax assets and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and borrowings with original maturities under 90 days.

Cash in Excess of FDIC Limits: At December 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $229.1 million. Approximately $225.1 million of that amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Cincinnati, which is not federally insured.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature in April, 2025 and are carried at cost. As of December 31, 2023 and December 31, 2022, there was $100 in interest-bearing deposits in other financial institutions.

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

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

its investment securities available for sale as of December 31, 2023, as the unrealized losses were attributable to changes in interest rates, not credit quality.

Equity Securities: Equity securities without a readily determinable fair value are held at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In accordance with ASC 321, the Company performs a qualitative assessment for equity securities without readily determinable fair values considering impairment indicators to evaluate whether an impairment exists. If an impairment exists, the Company will recognize a loss based on the difference between carrying value and estimated fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value under the fair value option, as determined by outstanding commitments from investors. Mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing rights when mortgage loans held for sale are sold with servicing rights retained. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

Allowance for Credit Losses – Loans and Leases ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans and leases are collectively referred to as loans for the purpose of discussing the allowance for credit losses. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserves in the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for Loan and Lease Losses under prior GAAP (Incurred loss model): Prior to the adoption of ASC 326 and the current expected credit loss model on January 1, 2023, the Company maintained an allowance for loan and lease losses (ALLL) in accordance with the “incurred loss” model under previously applicable GAAP. The ALLL was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance were made for specific loans, but the entire allowance was available for any loan that, in management’s judgment, should be charged off.

The allowance consisted of specific and general components. The specific component related to loans that were individually classified as impaired. A loan was impaired when, based on current information and events, it was probable that CFBank would be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans within any loan class for which the terms had been modified resulted in a concession, and for which the borrower was experiencing financial difficulties, were considered troubled debt restructurings (TDRs) and classified as impaired. See recent and future Accounting Pronouncement and Developments below for changes in 2023 to TDR accounting.

Factors considered by management in determining impairment for all loan classes included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

All substandard loans within the commercial, multi-family residential, commercial real estate and construction segments were individually evaluated for impairment when they were 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicated that payment in full according to the loan terms was doubtful. If a loan was impaired, a portion of the allowance was allocated so that the loan was reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment was expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer, single-family residential real estate loans and commercial leases, were collectively evaluated for impairment, and accordingly, they were not separately identified for impairment disclosures.

TDRs of all classes of loans were separately identified for impairment disclosures and were measured at the present value of estimated future cash flows using each loan’s effective rate at inception. If a TDR was considered to be a collateral dependent loan, the loan was reported, net, at the fair value of the collateral. If the payment of the loan was dependent on the sale of the collateral, then costs to liquidate the collateral were included when determining the impairment. For TDRs that subsequently default, the amount of reserve was determined in accordance with the accounting policy for the ALLL.

The general reserve component covered non-impaired loans of all classes and was based on historical loss experience adjusted for current factors. The historical loss experience was determined by loan class and was based on the actual loss history experienced by CFBank over a three-year period. The general component was calculated based on CFBank’s loan balances and actual three-year historical loss rates. For loans with little or no actual loss experience, industry estimates were used based on loan segment. This loss experience was supplemented with other economic and judgmental factors based on the risks present for each loan class. These economic and judgmental factors included consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Historic Tax Credits: The Company has made equity investments as a non-managing member in two entities that received historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code. The Company receives a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time. The HTC investments are accounted for under the equity method of accounting and are included in accrued interest receivable and other assets on the consolidated balance sheets. The Company’s recorded investment in these entities was $2,097 at December 31, 2023 and 2022. The maximum exposure to loss related to these investments was $2,097 at December 31, 2023, representing the Company’s investment balance.

Joint Ventures: The Holding Company has contributed funds into a series of joint ventures for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The joint ventures are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on a rate of return on the outstanding investment balance. As units are sold, the Holding Company receives an additional incentive payment. The balance outstanding in joint ventures at December 31, 2023 and December 31, 2022 was $1,909 and $1,568, respectively. Income recognized on the joint ventures was $224, $172, and $224, respectively, for 2023, 2022 and 2021.

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

Federal Home Loan Bank (FHLB) stock: CFBank is a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”). Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and issue commercial letters of credit to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, and fees associated with origination are booked to non-interest income at the origination date.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company's derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management program to help manage interest rate risk. The Company does not use derivatives for trading purposes. The derivative transactions are stand-alone derivatives with no hedging designation. Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Earnings Per Common Share: Basic earnings per common share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under the equity incentive plan, computed using the treasury stock method. See Note 20- Earnings Per Common Share.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters at December 31, 2023 that will have a material effect on the financial statements. See Note 21 – Contingent Liabilities.

Restrictions on Cash: Cash on deposit with the FHLB included $3,300 pledged as collateral for FHLB advances at December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Recent and Future Accounting Pronouncements and Developments:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a new Current Expected Credit Losses (“CECL”) methodology that replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. CECL provides for an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques will reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2023.

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

The qualitative impact of the new accounting standard is still directed by many of the same factors that impacted the previous methodology for computing the allowance for loan and lease losses (ALLL), including, but not limited to, economic conditions, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

The Company did not have any material changes to its business practices as a result of implementing ASU 2016-13.

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminated the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and required entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance added enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also required disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. As subsequently amended, this update is effective December 31, 2024. The adoption of ASU No. 2020-04 did not have a material impact on our consolidated financial statements.

Future Accounting Matters:

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

In August 2023, FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This update will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. The Amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s consolidated financial statements.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Corporate debt	$9,980	$-	$2,880	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	-	19	988
Mortgage-backed securities - residential	4	-	-	4
Total	$10,991	$-	$2,899	$8,092

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Corporate debt	$9,978	$-	$2,478	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,025	-	100	2,925
Mortgage-backed securities - residential	17	-	-	17
Total	$13,020	$-	$2,578	$10,442

There was no impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at December 31, 2023 or December 31, 2022.

There were no sales of securities during the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at December 31, 2023 and December 31, 2022 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,007	$988	$2,001	$1,961
Due from one to five years	-	-	1,024	964
Due from five to ten years	9,980	7,100	9,978	7,500
Mortgage-backed securities - residential	4	4	17	17
Total	$10,991	$8,092	$13,020	$10,442

Fair value of securities pledged was as follows:

	At December 31,
	2023	2022	2021
Pledged as collateral for:
FHLB advances	$497	$967	$1,016
Public deposits	492	479	501
Mortgage banking derivatives	-	-	1,504
Total	$989	$1,446	$3,021

At year-end 2023, 2022 and 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2023 and December 31, 2022 aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,100	$2,880	$7,100	$2,880
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	988	19	988	19
Mortgage-backed securities - residential (1)	1	-	3	-	4	-
Total temporarily impaired	$1	$-	$8,091	$2,899	$8,092	$2,899

(1)Unrealized loss is less than $1 resulting in rounding to zero.

December 31, 2022	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,500	$2,478	$7,500	$2,478
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,482	19	1,443	81	2,925	100
Mortgage-backed securities - residential (1)	17	-	-	-	17	-
Total temporarily impaired	$1,499	$19	$8,943	$2,559	$10,442	$2,578

(1)Unrealized loss is less than $1 resulting in rounding to zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The unrealized losses at December 31, 2023 were related to one Corporate debt security, one Mortgage-backed security and two U.S. Treasuries. The unrealized losses at December 31, 2022 were related to one Corporate debt security, two Mortgage-backed securities and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and would unlikely be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be impaired at December 31, 2023 and December 31, 2022.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	December 31, 2023	December 31, 2022
Commercial (1)	$439,895	$427,423
Real estate:
Single-family residential	478,224	465,057
Multi-family residential	130,778	104,148
Commercial	433,026	375,092
Construction	190,722	184,122
Consumer:
Home equity lines of credit	35,960	30,748
Other	2,393	1,727
Subtotal	1,710,998	1,588,317
Less: ACL – Loans	(16,865)	(16,062)
Loans and Leases, net	$1,694,133	$1,572,255

(1)Includes $13,497 and $20,768 of commercial leases at December 31, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses on Loans (ACL – Loans)

As discussed in Note 1, effective January 1, 2023, the Company adopted ASC 326. Results for the periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the “incurred loss” model under previously applicable GAAP.

The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserves in the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

The following table presents the activity in the ACL - Loans by portfolio segment for the year ended December 31, 2023.

	December 31, 2023
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption of ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	933	375	168	(5)	82	126	179	1,858
Recoveries on loans	85	40	-	-	-	4	3	132
Loans charged off	(775)	-	-	-	-	-	(3)	(778)
Balances, December 31, 2023	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865

Allowance for Loan and Lease Losses under prior GAAP (Incurred Loss Model):

Prior to the adoption of ASC 326 on January 1, 2023, the Company maintained an allowance for loan and lease losses (ALLL) in accordance with the Incurred Loss Model.

The following tables present the activity in the ALLL by portfolio segment for the years ended December 31, 2022 and 2021:

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

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. The fair value of other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements. Both appraised values and values based on the borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The table below presents the amortized cost basis of collateral dependent loans by loan class and their respective collateral types, which are individually evaluated to determine expected credit losses.

	December 31, 2023
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$449	$449	$44
Real estate:
Single-family residential	90	-	90	-
Total	$90	$449	$539	$44

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

(1)Allowance recorded is less than $1 resulting in rounding to zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2022 and 2021. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs. Cash payments of interest on these loans during the twelve months ended December 31, 2022 and 2021 totaled $47 and $169, respectively.

At or for the year ended December 31, 2022:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	371	80	-	125	1
Real estate:
Single-family residential (1)	95	95	-	97	5
Commercial:
Non-owner occupied	-	-	-	350	17
Total with an allowance recorded	466	175	-	572	23
Total	$466	$175	$-	$572	$23

(1)Allowance recorded is less than $1 resulting in rounding to zero

At or for the year ended December 31, 2021:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	485	221	-	241	9
Real estate:
Single-family residential (1)	99	99	-	101	6
Commercial:
Non-owner occupied	2,658	2,658	20	2,688	150
Total with an allowance recorded	3,242	2,978	20	3,030	165
Total	$3,242	$2,978	$20	$3,030	$165

(1)Allowance recorded is less than $1 resulting in rounding to zero

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2023:

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$5,048	$1,658
Real estate:
Single-family residential	627	627
Consumer:
Home equity lines of credit:	17	17
Other consumer	30	30
Total nonaccrual loans	$5,722	$2,332

Of the $5.7 million of nonaccrual loans at December 31, 2023, $1.1 million is guaranteed by the SBA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans as of December 31, 2022:

2022
Loans past due over 90 days still on accrual	$-
Nonaccrual loans:
Commercial	99
Real estate:
Single-family residential	641
Commercial:
Consumer:
Home equity lines of credit:
Originated for portfolio	18
Purchased for portfolio	-
Other consumer	3
Total nonaccrual	761
Total nonperforming loans	$761

Nonaccrual loans include both single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at December 31, 2023 or December 31, 2022.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2023:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$98	$-	$622	$720	$439,175	$4,426
Real estate:
Single-family residential	165	372	563	1,100	477,124	64
Multi-family residential	-	-	-	-	130,778	-
Commercial:
Non-owner occupied	-	-	-	-	228,548	-
Owner occupied	-	-	-	-	183,773	-
Land	-	-	-	-	20,705	-
Construction	-	-	-	-	190,722	-
Consumer:
Home equity lines of credit:
Originated for portfolio	97	-	17	114	35,846	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	30	30	2,363	-
Total	$360	$372	$1,232	$1,964	$1,709,034	$4,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2022:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$255	$-	$99	$354	$427,069	$-
Real estate:
Single-family residential	966	167	563	1,696	463,361	78
Multi-family residential	-	-	-	-	104,148	-
Commercial:
Non-owner occupied	-	-	-	-	169,686	-
Owner occupied	-	-	-	-	172,698	-
Land	-	-	-	-	32,708	-
Construction	-	-	-	-	184,122	-
Consumer:
Home equity lines of credit:
Originated for portfolio	29	-	18	47	30,701	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	3	3	1,724	-
Total	$1,250	$167	$683	$2,100	$1,586,217	$78

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

As of December 31, 2022, TDRs totaled $175. The Company allocated $0 of specific reserves to loans modified in TDRs as of December 31, 2022. The Company had not committed to lend any additional amounts as of December 31, 2022 to customers with outstanding loans that were classified as nonaccrual TDRs.

During the year ended December 31, 2022, there were no loans modified as a TDR.

There was one TDR that went into payment default during the year ended December 31, 2022.

In order to determine whether a borrower was experiencing financial difficulty, an evaluation was performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation was performed under the Company’s internal underwriting policy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

During the year ended December 31, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. The loan was not past due during the year ended December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of December 31, 2023. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and Industrial
Pass	$32,965	$86,433	$90,297	$45,670	$3,189	$9,888	$159,065	$1,078	$428,585
Special Mention	-	-	2,807	-	84	-	-	-	2,891
Substandard	-	384	7,537	-	-	-	50	-	7,971
Doubtful	-	448	-	-	-	-	-	-	448
Total Commercial and industrial loans	32,965	87,265	100,641	45,670	3,273	9,888	159,115	1,078	439,895
Current period gross charge-offs	-	564	211	-	-	-	-	-	775
Real estate loans:
Single-family residential
Payment performance
Performing	42,655	131,416	231,379	45,785	9,584	16,778			477,597
Nonperforming	-	-	-	-	-	627	-	-	627
Total Single-family residential loans	42,655	131,416	231,379	45,785	9,584	17,405	-	-	478,224
Multi-family residential
Pass	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Total Multi-family residential loans	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Commercial:
Non-owner occupied
Pass	57,092	27,068	61,990	15,085	20,101	45,725	982	-	228,043
Special Mention	-	-	-	-	505	-	-	-	505
Total Non-owner occupied loans	57,092	27,068	61,990	15,085	20,606	45,725	982	-	228,548
Owner occupied
Pass	20,353	55,169	50,210	19,775	18,751	18,768	68	-	183,094
Special Mention	-	-	-	-	679	-	-	-	679
Total Owner occupied loans	20,353	55,169	50,210	19,775	19,430	18,768	68	-	183,773
Land
Pass	7,932	6,037	6,177	-	149	410	-	-	20,705
Total Land loans	7,932	6,037	6,177	-	149	410	-	-	20,705
Construction
Pass	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Construction loans	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Real Estate loans	184,610	307,068	465,006	92,130	65,541	102,573	15,822	-	1,232,750
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	33,510	2,433	35,943
Nonperforming	-	-	-	-	-	-	-	17	17
Total Home equity lines of credit	-	-	-	-	-	-	33,510	2,450	35,960
Other
Payment performance									-
Performing	-	-	-	12	-	216	2,135	-	2,363
Nonperforming	-	-	-	-	-	-	-	30	30
Total Other consumer loans	-	-	-	12	-	216	2,135	30	2,393
Current period gross charge-offs	-	-	-	-	-	3	-	-	3
Total loans	$217,575	$394,333	$565,647	$137,812	$68,814	$112,677	$210,582	$3,558	$1,710,998
Total current period gross charge-offs	$-	$564	$211	$-	$-	$3	$-	$-	$778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans as of December 31, 2022 and based on the most recent analysis performed follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$422,673	$4,651	$19	$80	$427,423
Real estate:
Single-family residential	451,939	12,477	-	641	-	465,057
Multi-family residential	-	104,148	-	-	-	104,148
Commercial:
Non-owner occupied	-	168,731	955	-	-	169,686
Owner occupied	-	171,998	700	-	-	172,698
Land	-	32,708	-	-	-	32,708
Construction	3,084	180,520	518	-	-	184,122
Consumer:
Home equity lines of credit:
Originated for portfolio	30,730	-	-	18	-	30,748
Purchased for portfolio	-	-	-	-	-	-
Other	1,724	-	-	3	-	1,727
	$487,477	$1,093,255	$6,824	$681	$80	$1,588,317

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	December 31, 2023	December 31, 2022
Total minimum lease payments to be received	$14,343	$22,533
Less: unearned income	(863)	(1,798)
Plus: indirect initial costs	17	33
Net investment in direct financing leases	$13,497	$20,768

The following summarizes the future minimum lease payments receivable in subsequent fiscal years:

2024	$5,917
2025	5,097
2026	2,736
2027	543
2028	50
$14,343

NOTE 5 – FORECLOSED ASSETS

There were no foreclosed assets at December 31, 2023 and December 31, 2022.

There was no activity in the valuation allowance account or any write-downs during the years ended December 31, 2023 and 2022.

There were no expenses related to foreclosed assets during the years ended December 31, 2023, 2022 and 2021.

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

Derivatives: The fair value of derivatives, which includes interest rate lock commitments and interest rate swaps, is based on valuation models using observable market data as of the measurement date (Level 2).

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

Impaired loans: The fair value of impaired loans with specific allocations of the ACL-Loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at December 31, 2023 Using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	988
Mortgage-backed securities - residential	4
Total securities available for sale	$8,092
Loans held for sale	$1,849
Derivative assets	$4,710
Financial Liabilities:
Derivative liabilities	$4,710

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at December 31, 2023 or December 31, 2022. There were no transfers of assets or liabilities measured at fair value between levels during 2023 or 2022.

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below:

Fair Value Measurements at December 31, 2023 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$403

There was a total of $564 in write downs on two impaired collateral-dependent loans during the year ended December 31, 2023. Impaired loans that are measured for impairment using the fair value of the collateral for collateral-dependent loans had a principal balance of $448 with a valuation allowance of $45 at December 31, 2023.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$403	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	10.43%

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

Financial Instruments Recorded Using Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of December 31, 2023 or December 31, 2022.

As of December 31, 2023 and December 31, 2022, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	December 31, 2023	December 31, 2022
Aggregate fair value	$1,849	$580
Contractual balance	1,849	580
Gain	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2023, 2022 and 2021 for loans held for sale were:

	2023	2022	2021
Interest income	$30	$172	$5,572
Interest expense	-	-	-
Change in fair value	-	(356)	(8,408)
Total change in fair value	$30	$(184)	$(2,836)

The carrying amounts and estimated fair values of financial instruments at year-end 2023 were as follows:

	Fair Value Measurements at December 31, 2023 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$261,595	$261,595	$-	$-	$261,595
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,092	-	8,092	-	8,092
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	1,849	-	1,849	-	1,849
Loans and leases, net	1,694,133	-	-	1,670,885	1,670,885
FHLB and FRB stock	8,482	n/a	n/a	n/a	n/a
Accrued interest receivable	9,210	171	125	8,914	9,210
Derivative assets	4,710	-	4,710	-	4,710

Financial liabilities
Deposits	$(1,744,057)	$(1,080,605)	$(659,492)	$-	$(1,740,097)
FHLB advances and other debt	(109,995)	-	(108,294)	-	(108,294)
Advances by borrowers for taxes and insurance	(2,179)	-	-	(2,179)	(2,179)
Subordinated debentures	(14,961)	-	(17,345)	-	(17,345)
Accrued interest payable	(2,680)	-	(2,680)	-	(2,680)
Derivative liabilities	(4,710)	-	(4,710)	-	(4,710)

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

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

NOTE 7 – LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end were as follows:

	December 31, 2023	December 31, 2022
Mortgage loans serviced for Freddie Mac	$991	$1,163

Custodial escrow balances maintained in connection with serviced loans were $33 and $38 at year-end 2023 and 2022, respectively.

The mortgage servicing rights on these loans were immaterial at December 31, 2023 and 2022.

NOTE 8- PREMISES AND EQUIPMENT AND OPERATING LEASES

Year-end premises and equipment were as follows:

	December 31, 2023	December 31, 2022
Land and land improvements	$248	$248
Buildings	2,444	2,295
Furniture, fixtures and equipment	2,905	3,321
	5,597	5,864
Less: accumulated depreciation	(1,785)	(2,086)
	$3,812	$3,778

Depreciation expense for 2023, 2022 and 2021 totaled $567, $496, and $435, respectively.

Operating Leases:

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

The leases in which the Company is the lessee are comprised of real estate property for branches and offices and for equipment with terms extending through 2034. All of our leases are classified as operating leases, and therefore are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding operating lease liability.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the rate implicit in the lease is used whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

borrowing rate at lease inception, on a collateralized basis, over a similar term. At December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 8.9 years and the weighted-average discount rate was 7.21%.

The Company’s operating lease costs were $687, $568, and $461 for the years ended December 31, 2023, 2022 and 2021, respectively. The variable lease costs totaled $681, $301, and $292 for the years ended December 31, 2023, 2022 and 2021, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of December 31, 2023 are as follows:

2024	$1,034
2025	820
2026	737
2027	687
2028	700
Thereafter	3,407
Total future minimum rental commitments	7,385
Less - amounts representing interest	(2,083)
Total operating lease liabilities	$5,302

NOTE 9 – DEPOSITS

Time deposits of $100 or more were $588,849 and $483,719 at year-end 2023 and 2022, respectively. Time deposits of $250 or more were $370,419 and $245,099 at year-end 2023 and 2022, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2024	$567,215
2025	60,025
2026	28,811
2027	7,401
Thereafter	-
Total	$663,452

Brokered deposits at year-end 2023 and 2022 totaled $440,350 and $291,827, respectively.

NOTE 10 –FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	December 31, 2023	December 31, 2022
FHLB fixed rate advances
Maturities:
2023	-	-	3,500
2024	1.46%	18,500	18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	-
Thereafter	3.94%	12,500	29,500
Total FHLB fixed rate advances		76,500	80,000

Variable rate other debt:
Holding Company credit facility	3.85%	33,495	29,461
Total		$109,995	$109,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Each FHLB advance is payable at its maturity date, with a prepayment penalty if repaid before maturity.

The FHLB advances were collateralized as follows:

	December 31, 2023	December 31, 2022
Single-family mortgage loans	$305,283	$292,558
Multi-family mortgage loans	63,024	43,021
Commercial real estate loans (1-4 family)	17,757	12,938
Home equity lines of credit	4,057	4,007
Securities	497	1,004
Cash	3,300	3,300
Total	$393,918	$356,828

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $260,154 from the FHLB at December 31, 2023 inclusive of the amount outstanding.

Payments due on FHLB advances over the next five years are as follows:
December 31, 2023
2024	$18,500
2025	-
2026	16,000
2027	12,500
2028	17,000
$64,000

The Holding Company has a $35,000 credit facility with a third-party bank. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of December 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33,495 the credit facility. At December 31, 2022, the Company had an outstanding balance of $29,461 on the credit facility.

At December 31, 2023, CFBank had additional availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at December 31, 2023 and December 31, 2022. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the FRB at December 31, 2023 and December 31, 2022.

Assets pledged as collateral with the FRB were as follows:

	2023	2022
Commercial loans	$67,295	$62,909
Commercial real estate loans	113,739	84,836
	$181,034	$147,745

Based on the collateral pledged, CFBank was eligible to borrow up to $136,240 from the FRB at year-end 2023.

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. At December 31, 2022 the rate was 7.58%. Effective July 1, 2023, the rate of interest on the subordinated debentures began to reset quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.44% at December 31, 2023.

2018 Fixed-to-floating rate subordinated notes:

In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with a maturity date of December 30, 2028 pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At December 31, 2023, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,806.

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

The funding shortfall (surplus) of the Pentegra DB Plan at June 30, 2023 was $180 and at June 30, 2022 was $102. CFBank’s contributions for the plan years ending June 30, 2023, June 30, 2022, and June 30, 2021 totaled $24, $19, and $22, respectively. Contributions to the plan may vary from period to period due to the change in the plan's unfunded liability. The unfunded liability is primarily related to the change in plan assets and the change in plan liability from one year to the next. The change in plan assets is based on contributions deposited, benefits paid and the actual rate of return earned on plan assets. The change in plan liability is based on demographic changes and changes in the interest rates used to determine plan liability. In the event the actual rate of return earned on plan assets declines, the value of the plan assets will decline. In the event the interest rates used to determine plan liability decrease, plan liability will increase. The combined effect of each change determines the change in the unfunded liability and the change in the employer contributions.

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

Funded status (market value of plan assets divided by funding target) based on valuation reports as of July 1, 2023 and 2022 was 81.12% and 90.10%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 of the Pentegra DB Plan, totaled $142,405 and $248,563 for the plan years ended June 30, 2022 and June 30, 2021, respectively. CFBank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.

401(k) Plan:

The Company sponsors a 401(k) plan that allows employee contributions up to the maximum amount allowable under federal tax regulations, which are currently matched in an amount equal to 50% of the first 8% of the compensation contributed. Total expense for matching contributions for 2023, 2022 and 2021 was $92, $301 and $343, respectively.

Salary Continuation Agreement:

In 2004, CFBank entered into a nonqualified salary continuation agreement with its former Chairman Emeritus. Benefits provided under the plan are unfunded, and payments are made by CFBank. Under the plan, CFBank pays him, or his beneficiary, a benefit of $25 annually for 20 years, beginning 6 months after his retirement date, which was February 28, 2008. The expense related to this plan totaled $5, $6, and $7 in 2023, 2022 and 2021, respectively. The accrual is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $95 at year-end 2023 and $115 at year-end 2022.

Life Insurance Benefits:

CFBank has entered into agreements with certain employees, former employees and directors to provide life insurance benefits which are funded through life insurance policies purchased and owned by CFBank. The expense related to these benefits totaled ($12), ($3) and $13 in 2023, 2022 and 2021, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $126 at year-end 2023 and $139 at year-end 2022.

Deferred Cash Incentive Agreements:

CFBank has entered into agreements with certain officers to provide deferred cash compensation as an incentive and reward for the success of CFBank. The expense related to these benefits totaled $129, $262, and $118 in 2023, 2022 and 2021, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $509 at year-end 2023 and $380 at year-end 2022.

NOTE 13 – INCOME TAXES

Income tax expense was as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Current federal	$3,592	$4,213	$3,592
Deferred federal (1)	456	215	773
Total	$4,048	$4,428	$4,365

(1)Includes tax benefit of operating loss carryforwards of $34, $34, and $34 for the years ended December 31, 2023, 2022 and 2021, respectively.

Effective tax rates differ from the federal statutory rate of 21% for 2023, 2022 and 2021 applied to income before income taxes due to the following:

	December 31, 2023	December 31, 2022	December 31, 2021
Federal Statutory rate times financial statement income	$4,407	$4,744	$4,792
Effect of:
Stock compensation	(7)	(50)	(50)
Bank owned life insurance income	(131)	(126)	(112)
Gain on redemption of life insurance policies	-	-	(80)
Tax credits, net of amortization	(194)	(111)	(154)
Other	(27)	(29)	(31)
	$4,048	$4,428	$4,365
Effective tax rate	19%	20%	19%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Year-end deferred tax assets and liabilities were due to the following:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$3,819	$3,458
Compensation related items	599	573
Deferred loan fees	-	-
Nonaccrual interest	13	9
Net operating loss carry forward	295	330
Operating lease liabilities	1,142	302
Unrealized mark-to-market loss	609	541
	6,477	5,213
Deferred tax liabilities:
FHLB stock dividend	226	226
Depreciation	469	268
Operating lease right-of-use assets	1,124	285
Deferred loan costs	9	34
Limited partnership interests	642	-
Prepaid expenses	65	70
	2,535	883
Net deferred tax asset	$3,942	$4,330

At December 31, 2023, the Company had a deferred tax asset recorded of approximately $3,942. At December 31, 2022, the Company had a deferred tax asset recorded of approximately $4,330. These balances are included in the accrued interest receivable and other assets on the consolidated balance sheets. At December 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2020.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2023 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2023, the Company had net operating loss carryforwards of $21,927, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it was more likely than not that $20,520 of net operating loss carryforwards would expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2023. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Beginning balance	$8,298	$10,137
New loans	15,604	1,189
Repayments	(514)	(3,028)
Ending balance	$23,388	$8,298

All loans to related parties were made by CFBank in the ordinary course of business under terms equivalent to those prevailing in the market for arm’s length transactions at the time of origination.

Deposits from principal officers, directors, and their affiliates totaled $3,922 and $4,214 at year-end 2023 and 2022, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $1,172, $899 and $707 for 2023, 2022 and 2021, respectively. The total income tax benefit was $246, $189 and $148 for 2023, 2022 and 2021, respectively.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 76,330 shares remaining available for awards of stock option grants, stock appreciation rights, restricted stock awards or restricted stock units under the 2019 Plan at December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plans for 2023 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	11,089	$7.63
Exercised	(11,089)	7.63
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	-	$-	-	$-

Exercisable at end of period	-	$-	-	$-

There were no stock options granted during the years ended December 31, 2023 and December 31, 2022. There were 11,089 options exercised during the year ended December 31, 2023 and 52,358 options exercised during the year ended December 31, 2022. There were no options canceled, forfeited or expired during the year ended December 31, 2023. Stock options to purchase a total of 545 common shares were cancelled, forfeited or expired during the year ended December 31, 2022. Expense associated with unvested forfeited shares is reversed. As of December 31, 2023, there were no outstanding stock options. As of December 31, 2022, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years. There were 59,784 shares of restricted stock granted in 2023 and 69,648 shares of restricted stock granted in 2022.

A summary of changes in the Company’s nonvested shares of restricted stock for the year follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,413	$19.35
Granted	59,784	20.15
Vested	(46,967)	18.60
Forfeited	(6,204)	20.32
Nonvested at December 31, 2023	119,026	$19.99

As of December 31, 2023 and 2022, the unrecognized compensation cost related to nonvested shares granted under the Plans was $1,381 and $1,475, respectively.

There were 46,967 shares restricted stock that vested during the year ended December 31, 2023 and 40,433 shares of restricted stock that vested during the year ended December 31, 2022. There were 6,204 and 6,697 shares of restricted stock forfeited during the years ended December 31, 2023 and December 31, 2022, respectively.

NOTE 16 – REGULATORY CAPITAL MATTERS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In July 2013, the Holding Company’s primary federal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), published final rules (the “Basel III Capital Rules”) establishing a comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. In order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).

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

The following tables present actual and required capital ratios as of December 31, 2023 and December 31, 2022 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital to risk weighted assets	$215,164	13.30%	$169,909	10.50%	$161,818	10.00%
Tier 1 (Core) Capital to risk weighted assets	196,977	12.17%	137,546	8.50%	129,455	8.00%
Common equity tier 1 capital to risk-weighted assets	196,977	12.17%	113,273	7.00%	105,182	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	196,977	9.76%	80,727	4.00%	100,908	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital to risk weighted assets	$193,294	12.74%	$159,364	10.50%	$151,775	10.00%
Tier 1 (Core) Capital to risk weighted assets	176,828	11.65%	129,009	8.50%	121,420	8.00%
Common equity tier 1 capital to risk-weighted assets	176,828	11.65%	106,243	7.00%	98,654	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	176,828	9.89%	71,502	4.00%	89,377	5.00%

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

NOTE 17 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “accrued interest receivable and other assets” and “accrued interest payable and other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $81,858, $42,177 and $44,887 at December 31, 2023, 2022 and 2021, respectively.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At December 31, 2023, CFBank had $3,394 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank may be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of December 31, 2023, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	2023	2022	2021
Notional amount	$81,858	$42,177	$44,887
Weighted average pay rate on interest-rate swaps	5.36%	4.34%	4.21%
Weighted average receive rate on interest-rate swaps	7.81%	6.21%	3.00%
Weighted average maturity (years)	8.2	7.7	6.9
Fair value of derivative asset	$4,710	$4,233	$538
Fair value of derivative liability	$(4,710)	$(4,233)	$(538)

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. Early in 2021, we strategically scaled down and repositioned our Residential Mortgage Business as a result of the shifts in the residential mortgage industry and, during the second

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

quarter of 2022, we exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company had $5,345, $3,940 and $50,312 of interest rate lock commitments related to residential mortgage loans at December 31, 2023, 2022, and 2021, respectively. The fair value of these mortgage banking derivatives was reflected by a derivative asset was immaterial at December 31, 2023 and 2022 and $555 at December 31, 2021, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had no TBA mortgage-backed securities at December 31, 2023 and 2022.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end:

	December 31, 2023		December 31, 2022
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$5,345	$-	$3,940	$-

The following table represents the notional amount of loans sold during the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Notional amount of loans sold	$10,799	$97,265	$2,358,510

The following table represents the revenue recognized on mortgage activities for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Gain (loss) on loans sold	$119	$(64)	$21,646
Gain (loss) from change in fair value of loans held-for-sale	-	(356)	(8,408)
Gain (loss) from change in fair value of derivatives	-	1,076	(7,322)
	$119	$656	$5,916

NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. As discussed in Note 1, effective January 1, 2023, the Company adopted ASC 326. The related allowance for credit losses on unfunded commitments was $1.3 million at December 31, 2023.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$14,578	$151,693	$30,441	$169,838
Unused lines of credit	$7,513	$157,695	$9,364	$118,687
Standby letters of credit	$3,345	$-	$3,149	$-

Commitments to make loans are generally made for periods of 60 days or less, except for construction loan commitments, which are typically for a period of one year, and loans under a specific drawdown schedule, which are based on the individual contracts. The fixed-rate loan commitments had interest rates ranging from 3.0% to 9.50% and maturities ranging from 3 months to 30 years at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2023. The fixed-rate loan commitments had interest rates ranging from 2.0% to 8.5% and maturities ranging from 1 month to 30 years at December 31, 2022.

NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CF Bankshares Inc. follows:

	2023	2022
Assets
Cash and cash equivalents	$530	$487
Equity securities	5,000	5,000
Investment in banking subsidiary	194,985	175,123
Investment in and advances to other subsidiary	257	247
Other assets	3,387	3,027
Total assets	$204,159	$183,884

Liabilities and Equity
Subordinated debentures	$14,961	$14,922
Other borrowings	33,495	29,461
Accrued expenses and other liabilities	329	253
Stockholders' equity	155,374	139,248
Total liabilities and stockholders' equity	$204,159	$183,884

	2023	2022	2021
Dividend income	$6,000	$10,000	$-
Interest income	1	-	414
Other income	724	675	230
Interest expense	2,492	1,882	1,527
Other expense	887	796	851
Loss before income tax and before undistributed subsidiary income	3,346	7,997	(1,734)
Tax effect	599	463	407
Loss after income tax and before undistributed subsidiary income	3,945	8,460	(1,327)
Equity in undistributed subsidiary income	12,992	9,704	19,780
Net income	$16,937	$18,164	$18,453
Comprehensive income	$16,684	$16,297	$18,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2023	2022	2021
Cash flows from operating activities
Net Income	$16,937	$18,164	$18,453
Adjustments:
Effect of subsidiaries' operations	(12,992)	(9,704)	(19,780)
Amortization, net	39	39	39
Change in other assets and other liabilities	(284)	263	(681)
Net cash used by operating activities	3,700	8,762	(1,969)

Cash flows from investing activities
Investments in banking subsidiary	(6,000)	(11,000)	(10,000)
Net cash from (used by ) investing activities	(6,000)	(11,000)	(10,000)

Cash flows from financing activities
Proceeds from other borrowings	10,034	15,184	19,277
Repayments of other borrowings	(6,000)	(10,000)	(4,500)
Proceeds from exercise of stock options	84	387	185
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise proceeds	(122)	(173)	(139)
Purchase of treasury shares	(177)	(2,339)	(2,972)
Dividends paid	(1,476)	(1,153)	(848)
Net cash from financing activities	2,343	1,906	11,003
Net change in cash and cash equivalents	43	(332)	(966)
Beginning cash and cash equivalents	487	819	1,785
Ending cash and cash equivalents	$530	$487	$819

NOTE 20 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Basic
Net income	$16,937	$18,164	$18,453

Weighted average common shares outstanding including unvested share-based payment awards	6,547,283	6,508,064	6,605,278
Less: Unvested share-based payment awards-2019 Plan	(126,195)	(111,011)	(97,122)
Average shares	6,421,088	6,397,053	6,508,156
Basic earnings per common share	$2.64	$2.84	$2.84

Diluted
Net income	$16,937	$18,164	$18,453

Weighted average common shares outstanding for basic earnings per common share	6,421,088	6,397,053	6,508,156
Add: Dilutive effects of assumed exercises of stock options	3,353	27,096	45,169
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	23,006	111,011	97,122
Average shares and dilutive potential common shares	6,447,447	6,535,160	6,650,447
Diluted earnings per common share	$2.63	$2.78	$2.77

There were no anti-dilutive securities during the years ended December 31, 2023, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 21 - CONTINGENT LIABILITIES

General Litigation:

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the years ended December 31, 2023, 2022 and 2021 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Year Ended December 31, 2023, 2022 and 2021 (1)

	Unrealized Gains and Losses on Available-for-Sale Securities

	2023	2022	2021
Accumulated other comprehensive gain (loss), beginning of period	$(2,037)	$(170)	$96
Other comprehensive gain (loss) before reclassifications	(253)	(1,867)	(266)
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	-
Net current-period other comprehensive income (loss)	(253)	(1,867)	(266)
Accumulated other comprehensive income (loss), end of period	$(2,290)	$(2,037)	$(170)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the years ended December 31, 2023, 2022 and 2021.

NOTE 23 - BRANCH SALE

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

NOTE 24- OTHER ASSETS HELD FOR SALE

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

NOTE 25- SUBSEQUENT EVENT

On February 6, 2024, the Company issued an aggregate of 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share, to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2023 were effective.

Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is included on page 56 of this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None

(b) During the quarter ended December 31, 2023, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of regulation S-K)

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors will be included in the section captioned “PROPOSAL 1 – ELECTION OF DIRECTORS” of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) pursuant to SEC Regulation 14A (the “2024 Proxy Statement”), which section is incorporated herein by reference.

Executive Officers of the Registrant. Information required by Item 401 of Regulation S-K with respect to our executive officers will be included in the section captioned “EXECUTIVE OFFICERS” in our 2024 Proxy Statement, which section is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K will be included in the section captioned “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS” in our 2024 Proxy Statement, which section is incorporated herein by reference.

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

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the section captioned “CORPORATE GOVERNANCE – Board Meetings and Committees” in our 2024 Proxy Statement, which section is incorporated herein by reference. The procedures by which stockholders of the Company many recommend nominees to the Company’s

Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 29, 2024.

Item 11. Executive Compensation.

Information required by Item 402 of Regulation S-K will be included in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS” and “2023 COMPENSATION OF DIRECTORS” in our 2024 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K will be included in the section captioned “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK” in our 2024 Proxy Statement, which section is incorporated herein by reference.

Related Stockholder Matters – Equity Compensation Plan Information. The following table shows the number of shares of our common stock subject to outstanding stock option awards and remaining available for awards under the Company’s Equity Incentive Plans at December 31, 2023.

Equity Compensation Plan Information
Plan Category	(a) Number of Common Shares to be issued upon exercise of all outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	-	$-	76,330
Equity compensation plans not approved by shareholders	-	-	-
Total	-	$-	76,330

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included in the sections captioned “CORPORATE GOVERNANCE – Certain Relationships and Related Party Transactions” and “CORPORATE GOVERNANCE – Director Independence” in our 2024 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is FORVIS, LLP, Indianapolis, Indiana(PCAOB Auditor Firm ID 686).

Information required by this Item 14 will be included in the section captioned “AUDIT COMMITTEE MATTERS” in our 2024 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements:

The following report of the independent registered public accounting firm and consolidated statements of CF Bankshares Inc. and subsidiaries are included under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K:

(a)(2)Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits:

The documents listed in the Exhibit Index that immediately precedes the signature page of this Form 10-K, are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the Exhibit Index.

(b)Exhibits:

The documents listed in the Exhibit Index that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted.

(b)Financial Statement Schedules:

None.

Item 16. Form 10-K Summary

Not Applicable

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

3.12

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated February 5, 2024, filed with the Commission on February 6, 2024 (File No. 0-25045))

3.13

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.3

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

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
10.6*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.7*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.8*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 26, 2019, filed with the Commission on April 26, 2019 (File No. 0-25045))

10.9*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 16, 2016, filed with the Commission on August 16, 2016 (File No. 0-25045))

10.10*

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.11*

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.12*

Deferred Cash Incentive Agreement, dated as of December 29, 2022, by and between CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023 (File No. 0-25045))

10.13*

Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023 (File No. 0-25045))

10.14*

Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023 (File No. 0-25045))

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Principal Financial Officer
97	Clawback Policy
101.1	Interactive Data File ( Inline XBRL)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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
Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 28, 2024
Timothy T. O’Dell

/s/ Kevin J. Beerman	Executive Vice President and Chief Financial Officer	March 28, 2024
Kevin J. Beerman

/s/ Robert E. Hoeweler	Chairman	March 28, 2024
Robert E. Hoeweler

/s/ Thomas P. Ash	Director	March 28, 2024
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 28, 2024
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 28, 2024
Edward W. Cochran

/s/ David L. Royer	Director	March 28, 2024
David L. Royer

/s/ Sundeep Rana	Director	March 28, 2024
Sundeep Rana