Form 10-Q
period 2024-03-31
CF BANKSHARES INC.
filed 2024-05-14
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes [  ]    No [X]

As of May 13, 2024, there were 5,125,421 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$236,892	$261,595
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	7,597	8,092
Equity securities	5,000	5,000
Loans held for sale, at fair value	2,241	1,849
Loans and leases, net of allowance of $18,198 and $16,865, respectively	1,695,731	1,694,133
FHLB and FRB stock	8,491	8,482
Premises and equipment, net	3,685	3,812
Operating lease right-of-use assets	5,041	5,221
Bank owned life insurance	26,470	26,266
Accrued interest receivable and other assets	48,225	44,065
Total assets	$2,039,473	$2,058,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$236,841	$235,916
Interest bearing	1,486,229	1,508,141
Total deposits	1,723,070	1,744,057
FHLB advances and other debt	111,004	109,995
Advances by borrowers for taxes and insurance	1,093	2,179
Operating lease liabilities	5,127	5,302
Accrued interest payable and other liabilities	26,209	26,747
Subordinated debentures	14,971	14,961
Total liabilities	1,881,474	1,903,241

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,473,026 at March 31, 2024 and 5,665,958 at December 31, 2023	55	57
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at March 31, 2024 and December 31, 2023	13	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized;
2,000 shares issued at March 31, 2024 and 0 shares issued at December 31, 2023	-	-
Additional paid-in capital	91,303	91,068
Retained earnings	79,201	76,517
Accumulated other comprehensive loss	(2,281)	(2,290)
Treasury stock, at cost; 395,611 shares of voting common stock at March 31, 2024 and 381,098 shares of voting common stock at December 31, 2023	(10,292)	(9,991)
Total stockholders' equity	157,999	155,374
Total liabilities and stockholders' equity	$2,039,473	$2,058,615

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Interest and dividend income
Loans and leases, including fees	$26,010	$22,338
Securities	129	215
FHLB and FRB stock dividends	165	121
Federal funds sold and other	2,782	1,502
	29,086	24,176
Interest expense
Deposits	16,650	10,419
FHLB advances and other debt	785	742
Subordinated debentures	367	282
	17,802	11,443
Net interest income	11,284	12,733
Provision for credit losses
Provision for credit losses-loans	1,317	267
Provision for credit losses-unfunded commitments	(80)	(30)
	1,237	237
Net interest income after provision for credit losses	10,047	12,496

Noninterest income
Service charges on deposit accounts	559	304
Net gains (losses) on sales of residential mortgage loans	90	(3)
Net gains on sales of commercial loans	167	-
Swap fee income	-	30
Earnings on bank owned life insurance	204	150
Other	(115)	238
	905	719
Noninterest expense
Salaries and employee benefits	3,508	3,986
Occupancy and equipment	434	381
Data processing	615	549
Franchise and other taxes	286	299
Professional fees	663	606
Director fees	125	170
Postage, printing and supplies	44	55
Advertising and marketing	14	183
Telephone	51	64
Loan expenses	447	172
Depreciation	130	133
FDIC premiums	600	503
Regulatory assessment	65	58
Other insurance	56	47
Other	149	485
	7,187	7,691
Income before incomes taxes	3,765	5,524
Income tax expense	695	1,076
Net income	$3,070	$4,448
Earnings allocated to participating securities (Series D preferred stock)	(57)	-
Net income attributable to common stockholders	$3,013	$4,448

Earnings per common share:
Basic	$0.48	$0.69
Diluted	$0.47	$0.68

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net income	$3,070	$4,448
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $2 and ($57)	9	(216)
Other comprehensive income (loss), net of tax	9	(216)
Comprehensive income	$3,079	$4,232

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended March 31, 2024	Voting Common Stock	Non-Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	57	13	-	91,068	76,517	(2,290)	(9,991)	155,374
Net income	-	-	-	-	3,070	-	-	3,070
Other comprehensive income	-	-	-	-	-	9	-	9
Issuance of 7,068 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	-	233	-	-	-	233
Acquisition of 5,663 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(122)	(122)
Purchase of 8,850 treasury shares	-	-	-	-	-	-	(179)	(179)
Conversion of 200,000 shares of voting common stock to 2,000 shares of Series D Preferred Stock	(2)	-	-	2	-	-	-	-
Cash dividends declared on common stock ($0.06 per share)	-	-	-	-	(386)	-	-	(386)
Balance at March 31, 2024	$55	$13	$-	$91,303	$79,201	$(2,281)	$(10,292)	$157,999

Three months ended March 31, 2023	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248
Cumulative effect of ASC 326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	4,448	-	-	4,448
Other comprehensive loss	-	-	-	-	(216)	-	(216)
Issuance of 58,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	283	-	-	-	283
Acquisition of 3,447 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(71)	(71)
Cash dividends declared on common stock ($0.05 per share)	-	-	-	(320)	-	-	(320)
Balance at March 31, 2023	$57	$13	$90,095	$65,184	$(2,253)	$(9,763)	$143,333

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net Income	$3,070	$4,448
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,237	237
Depreciation	130	133
Accretion, net	(272)	(205)
Deferred income tax (benefit) expense	(277)	141
Originations of loans held for sale	(9,037)	(1,991)
Proceeds from sale of loans held for sale	8,734	1,977
Net (gains) losses on sales of residential mortgage loans	(90)	3
Net gains on sales of commercial loans	(167)	-
Loss on disposal of premises and equipment	-	28
Earnings on bank owned life insurance	(204)	(150)
Stock-based compensation expense	233	283
Net change in:
Accrued interest receivable and other assets	1,015	1,024
Operating lease right-of-use asset	180	124
Operating lease liability	(175)	(133)
Accrued interest payable and other liabilities	(5,538)	(140)
Net cash (used by) from operating activities	(1,161)	5,779
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	503	504
Loan and lease originations and payments, net	(6,384)	(43,837)
Proceeds from the sale of commercial loans	4,011	-
Additions to premises and equipment	(3)	(501)
Purchase of FRB and FHLB stock	(9)	(1,261)
Other adjustments	100	130
Net cash used by investing activities	(1,782)	(44,965)
Cash flows from financing activities:
Net change in deposits	(20,987)	75,919
Proceeds from FHLB advances and other debt	1,000	37,015
Repayments on FHLB advances and other debt	-	(9,515)
Net change in advances by borrowers for taxes and insurance	(1,086)	(1,381)
Cash dividends paid on common stock	(386)	(320)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise of stock options for exercise proceeds	(122)	(71)
Purchase of treasury shares	(179)	-
Net cash (used by) from financing activities	(21,760)	101,647
Net change in cash and cash equivalents	(24,703)	62,461
Beginning cash and cash equivalents	261,595	151,787
Ending cash and cash equivalents	$236,892	$214,248

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$17,150	$10,621

Supplemental noncash disclosures:
Investment payable on limited partnerships	$5,000	-
Initial recognition of operating lease asset	-	$4,267
Right-of-use asset obtained in exchange for new operating lease liability	-	$4,267

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2024 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2023 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (referred to herein as the “2023 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in Accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at March 31, 2024.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive securities during the three months ended March 31, 2024 and 2023. The factors used in the earnings per share computation follow:

	Three months ended
	March 31,
	2024	2023
	(unaudited)
Basic
Net income	$3,070	$4,448
Earnings allocated to participating securities	(57)	-
Net income allocated to common shareholders	$3,013	$4,448

Weighted average common shares outstanding including unvested share-based payment awards	6,418,671	6,535,946
Less: Unvested share-based payment awards-2019 Plan	(88,773)	(133,090)
Average shares	6,329,898	6,402,856
Basic earnings per common share	$0.48	$0.69

Diluted
Net income allocated to common shareholders	$3,013	$4,448
Add: Earnings allocated to participating securities	57	-
Net income	$3,070	$4,448

Weighted average common shares outstanding for basic earnings per common share	6,329,898	6,402,856
Add: Dilutive effects of assumed exercises of stock options	-	6,752
Add: Dilutive effects of assumed preferred stock conversion	120,879	-
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	27,400	133,090
Average shares and dilutive potential common shares	6,478,177	6,542,698
Diluted earnings per common share	$0.47	$0.68

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

Recent and Future Accounting Pronouncements and Developments:

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. As subsequently amended, this update is effective December 31, 2024. The adoption of ASU No. 2020-04 did not have a material impact on our Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method”. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU No. 2023-02 did not have a material impact on our Consolidated Financial Statements.

Future Accounting Matters:

In August 2023, FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This ASU will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements and disclosures as the Company has one operating segment.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s Consolidated Financial Statements.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. In the opinion of management, the disposition or ultimate resolution of such claims and lawsuits is not anticipated to have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

All of the Company’s revenue from contracts with customers is recognized within Noninterest income. Descriptions of revenue-generating activities which are presented in our Consolidated Statements of Income as components of Noninterest income are as follows:

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at March 31, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024 (unaudited)
Corporate debt	$9,981	$-	$2,881	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	501	-	6	495
Mortgage-backed securities - residential (1)	2	-	-	2
Total	$10,484	$-	$2,887	$7,597

(1)Unrealized loss is less than $1 resulting in rounding to zero.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Corporate debt	$9,980	$-	$2,880	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	-	19	988
Mortgage-backed securities - residential (1)	4	-	-	4
Total	$10,991	$-	$2,899	$8,092

(1)Unrealized loss is less than $1 resulting in rounding to zero.

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at March 31, 2024 or March 31, 2023.

There were no sales of securities during the three months ended March 31, 2024 and 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at March 31, 2024 and December 31, 2023 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024		December 31, 2023
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$501	$495	$1,007	$988
Due from one to five years	-	-	-	-
Due from five to ten years	9,981	7,100	9,980	7,100
Mortgage-backed securities - residential	2	2	4	4
Total	$10,484	$7,597	$10,991	$8,092

Fair value of securities pledged as collateral was as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Pledged as collateral for:
FHLB advances	$-	$497
Public deposits	496	492
Total	$496	$989

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2024 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,100	$2,881	$7,100	$2,881
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	496	6	496	6
Mortgage-backed securities - residential (1)	-	-	1	-	1	-
Total temporarily impaired	$-	$-	$7,597	$2,887	$7,597	$2,887

(1)Unrealized loss is less than $1 resulting in rounding to zero.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,100	$2,880	$7,100	$2,880
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	$988	19	988	19
Mortgage-backed securities - residential (1)	1	-	3	-	4	-
Total temporarily impaired	$1	$-	$8,091	$2,899	$8,092	$2,899

(1)Unrealized loss is less than $1 resulting in rounding to zero.

The unrealized losses at March 31, 2024 were related to one corporate debt security, one Mortgage-backed security and one U.S. Treasury. The unrealized losses at December 31, 2023 were related to one Corporate debt security, one Mortgage-backed security and two U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company has not recorded an allowance for credit losses at March 31, 2024 and December 31, 2023.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2024	December 31, 2023
	(unaudited)
Commercial (1)	$430,549	$439,895
Real estate:
Single-family residential	475,181	478,224
Multi-family residential	128,779	130,778
Commercial	461,826	433,026
Construction	178,398	190,722
Consumer:
Home equity lines of credit	36,079	35,960
Other	3,117	2,393
Subtotal	1,713,929	1,710,998
Less: ACL – Loans	(18,198)	(16,865)
Loans and leases, net	$1,695,731	$1,694,133

(1)Includes $11,892 and $13,497 of commercial leases at March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Loans (ACL – Loans)

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three months ended March 31, 2024 and 2023 (unaudited).

	Three Months Ended March 31, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	3,371	1,231	4,105	1,707	334	233	16,865
Provision of credit losses	1,628	(48)	(84)	193	(428)	(1)	57	1,317
Recoveries on loans	6	8	-	-	-	2	-	16
Loans charged off	-	-	-	-	-	-	-	-
Balances, March 31, 2024	$7,518	$3,331	$1,147	$4,298	$1,279	$335	$290	$18,198

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral types, which are individually evaluated to determine expected credit losses.

	March 31, 2024 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$3,434	$3,434	$2,099
Real estate:
Single-family residential	89	-	89	-
Total	$89	$3,434	$3,523	$2,099

	December 31, 2023
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$449	$449	$44
Real estate:
Single-family residential	90	-	90	-
Total	$90	$449	$539	$44

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the recorded investment in non-accrual loans by class of loans at March 31, 2024 (unaudited):

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$6,603	$235
Real estate:
Single-family residential	995	995
Consumer:
Home equity lines of credit:	16	16
Other consumer	281	281
Total nonaccrual loans	$7,895	$1,527

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2023.

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$5,048	$1,658
Real estate:
Single-family residential	627	627
Consumer:
Home equity lines of credit:	17	17
Other consumer	30	30
Total nonaccrual loans	$5,722	$2,332

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2024 or December 31, 2023.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2024 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$376	$-	$3,669	$4,045	$426,504	$2,934
Real estate:
Single-family residential	-	-	936	936	474,245	59
Multi-family residential	-	-	-	-	128,779	-
Commercial:
Non-owner occupied	-	-	-	-	249,688	-
Owner occupied	-	-	-	-	195,858	-
Land	-	-	-	-	16,280	-
Construction	-	-	-	-	178,398	-
Consumer:
Home equity lines of credit:	4	80	16	100	35,979	-
Other	-	251	30	281	2,836	251
Total	$380	$331	$4,651	$5,362	$1,708,567	$3,244

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three months ended March 31, 2024 and March 31, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of March 31, 2024. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$5,747	$32,481	$85,273	$87,262	$44,919	$12,724	$148,832	$484	$417,722
Special Mention	-	-	-	2,800	-	84	-	-	2,884
Substandard	-	-	385	7,560	-	-	50	1,500	9,495
Doubtful	-	-	448	-	-	-	-	-	448
Total Commercial	5,747	32,481	86,106	97,622	44,919	12,808	148,882	1,984	430,549
Real estate loans:
Single-family residential
Payment performance
Performing	3,575	40,235	129,604	230,204	45,000	25,568	-	-	474,186
Nonperforming	-	-	372	-	-	623	-	-	995
Total Single-family residential loans	3,575	40,235	129,976	230,204	45,000	26,191	-	-	475,181
Multi-family residential
Pass	-	24,833	8,750	52,209	7,283	35,704	-	-	128,779
Total Multi-family residential loans	-	24,833	8,750	52,209	7,283	35,704	-	-	128,779
Commercial:
Non-owner occupied
Pass	11,136	54,975	33,976	69,310	14,866	64,920	-	-	249,183
Special Mention	-	-	-	-	-	505	-	-	505
Total Non-owner occupied loans	11,136	54,975	33,976	69,310	14,866	65,425	-	-	249,688
Owner occupied
Pass	3,488	22,404	63,456	49,091	19,570	37,170	-	-	195,179
Special Mention	-	-	-	-	-	679	-	-	679
Total Owner occupied loans	3,488	22,404	63,456	49,091	19,570	37,849	-	-	195,858
Land
Pass	2,791	5,646	1,564	5,723	-	556	-	-	16,280
Total Land loans	2,791	5,646	1,564	5,723	-	556	-	-	16,280
Construction
Pass	5,776	37,213	71,024	60,755	3,630	-	-	-	178,398
Total Construction loans	5,776	37,213	71,024	60,755	3,630	-	-	-	178,398
Total Real Estate loans	26,766	185,306	308,746	467,292	90,349	165,725	-	-	1,244,184
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	33,377	2,686	36,063
Nonperforming	-	-	-	-	-	-	-	16	16
Total Home equity lines of credit	-	-	-	-	-	-	33,377	2,702	36,079
Other
Payment performance									-
Performing	-	-	-	-	10	211	2,615	-	2,836
Nonperforming	-	-	-	-	-	-	281	-	281
Total Other consumer loans	-	-	-	-	10	211	2,896	-	3,117
Total loans	$32,513	$217,787	$394,852	$564,914	$135,278	$178,744	$185,155	$4,686	$1,713,929
Total current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Term Loans (amortized cost basis by origination year)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial
Pass	$32,965	$86,433	$90,297	$45,670	$3,189	$9,888	$159,065	$1,078	$428,585
Special Mention	-	-	2,807	-	84	-	-	-	2,891
Substandard	-	384	7,537	-	-	-	50	-	7,971
Doubtful	-	448	-	-	-	-	-	-	448
Total Commercial	32,965	87,265	100,641	45,670	3,273	9,888	159,115	1,078	439,895
Current period gross charge-offs	-	564	211	-	-	-	-	-	775
Real estate loans:
Single-family residential
Payment performance
Performing	42,655	131,416	231,379	45,785	9,584	16,778	-	-	477,597
Nonperforming	-	-	-	-	-	627	-	-	627
Total Single-family residential loans	42,655	131,416	231,379	45,785	9,584	17,405	-	-	478,224
Multi-family residential
Pass	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Total Multi-family residential loans	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Commercial:
Non-owner occupied
Pass	57,092	27,068	61,990	15,085	20,101	45,725	982	-	228,043
Special Mention	-	-	-	-	505	-	-	-	505
Total Non-owner occupied loans	57,092	27,068	61,990	15,085	20,606	45,725	982	-	228,548
Owner occupied
Pass	20,353	55,169	50,210	19,775	18,751	18,768	68	-	183,094
Special Mention	-	-	-	-	679	-	-	-	679
Total Owner occupied loans	20,353	55,169	50,210	19,775	19,430	18,768	68	-	183,773
Land
Pass	7,932	6,037	6,177	-	149	410	-	-	20,705
Total Land loans	7,932	6,037	6,177	-	149	410	-	-	20,705
Construction
Pass	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Construction loans	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Real Estate loans	184,610	307,068	465,006	92,130	65,541	102,573	15,822	-	1,232,750
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	33,510	2,433	35,943
Nonperforming	-	-	-	-	-	-	-	17	17
Total Home equity lines of credit	-	-	-	-	-	-	33,510	2,450	35,960
Other
Payment performance
Performing	-	-	-	12	-	216	2,135	-	2,363
Nonperforming	-	-	-	-	-	-	-	30	30
Total Other consumer loans	-	-	-	12	-	216	2,135	30	2,393
Current period gross charge-offs	-	-	-	-	-	3	-	-	3
Total loans	$217,575	$394,333	$565,647	$137,812	$68,814	$112,677	$210,582	$3,558	$1,710,998
Total current period gross charge-offs	$-	$564	$211	$-	$-	$3	$-	$-	$778

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2024	December 31, 2023
	(unaudited)
Total minimum lease payments to be received	$12,587	$14,343
Less: Unearned income	(709)	(863)
Plus: Indirect initial costs	14	17
Net investment in direct financing leases	$11,892	$13,497

The following summarizes the future minimum lease payments receivable in fiscal year 2024 and in subsequent fiscal years:

2024, excluding the three months ended March 31, 2024	$4,277
2025	5,015
2026	2,703
2027	543
2028	49
Thereafter	-
Total future minimum payments	$12,587

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At March 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.8 years and the weighted-average discount rate was 7.24%. At December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 8.9 years and the weighted-average discount rate was 7.21%.

The Company’s operating lease costs were $180 for the three months ended March 31, 2024 and $124 for the three months ended March 31, 2023. The variable lease costs totaled $191 for the three months ended March 31, 2024 and $164 for the three months ended March 31, 2023. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of March 31, 2024 are as follows:

2024, excluding the three months ended March 31, 2024	$765
2025	820
2026	737
2027	687
2028	700
Thereafter	3,407
Total future minimum rental commitments	7,116
Less - amounts representing interest	(1,989)
Total operating lease liabilities	$5,127

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

Impaired loans: The fair value of collateral dependent impaired loans with specific reserves in the ACL - Loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2024 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	495
Mortgage-backed securities - residential	2
Total securities available for sale	$7,597
Loans held for sale	$2,241

Derivative assets	$4,161

Financial Liabilities:
Derivative liabilities	$4,161

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2024 or December 31, 2023. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2024 and December 31, 2023.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2024. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below:

Fair Value Measurements at December 31, 2023 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$403
Total impaired loans	$403

There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2024 or 2023.

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2024 or December 31, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

As of March 31, 2024 and December 31, 2023, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Aggregate fair value	$2,241	$1,849
Contractual balance	2,241	1,849
Gain (loss)	$-	$-

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2024 and 2023 for loans held for sale were:

	Three months ended March 31,
	2024	2023
	(unaudited)
Interest income	$28	$3
Interest expense	-	-
Change in fair value	-	-
Total change in fair value	$28	$3

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 were as follows:

	Fair Value Measurements at March 31, 2024 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$236,892	$236,892	$-	$-	$236,892
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	7,597	-	7,597	-	7,597
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	2,241	-	2,241	-	2,241
Loans and leases, net	1,695,731	-	-	1,661,501	1,661,501
FHLB and FRB stock	8,491	n/a	n/a	n/a	n/a
Accrued interest receivable	9,198	320	186	8,692	9,198
Derivative assets	4,161	-	4,161	-	4,161

Financial liabilities
Deposits	$(1,723,070)	$(1,064,255)	$(654,738)	$-	$(1,718,993)
FHLB advances and other borrowings	(111,004)	-	(108,839)	-	(108,839)
Advances by borrowers for taxes and insurance	(1,093)	-	-	(1,093)	(1,093)
Subordinated debentures	(14,971)	-	(17,249)	-	(17,249)
Accrued interest payable	(3,332)	-	(3,332)	-	(3,332)
Derivative liabilities	(4,161)	-	(4,161)	-	(4,161)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$261,595	$261,595	$-	$-	$261,595
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,092	-	8,092	-	8,092
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	1,849	-	1,849	-	1,849
Loans and leases, net	1,694,133	-	-	1,670,885	1,670,885
FHLB and FRB stock	8,482	n/a	n/a	n/a	n/a
Accrued interest receivable	9,210	171	125	8,914	9,210
Derivative assets	4,710	-	4,710	-	4,710

Financial liabilities
Deposits	$(1,744,057)	$(1,080,605)	$(659,492)	$-	$(1,740,097)
FHLB advances and other borrowings	(109,995)	-	(108,294)	-	(108,294)
Advances by borrowers for taxes and insurance	(2,179)	-	-	(2,179)	(2,179)
Subordinated debentures	(14,961)	-	(17,345)	-	(17,345)
Accrued interest payable	(2,680)	-	(2,680)	-	(2,680)
Derivative liabilities	(4,710)	-	(4,710)	-	(4,710)

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.41% at March 31, 2024 and 8.44% at December 31, 2023.

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

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At March 31, 2024, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,816.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2024	December 31, 2023
		(unaudited)
FHLB fixed rate advances:
Maturities:
2024	1.46%	$18,500	$18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$76,500	$76,500

Variable rate other debt:
Holding Company credit facility	3.85%	34,504	33,495
Total		$111,004	$109,995

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company has a $35,000 credit facility with a third-party bank. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At March 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34,504 on the facility.

At March 31, 2024, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at March 31, 2024 and December 31, 2023. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the Federal Reserve Bank (“FRB”) at March 31, 2024 and December 31, 2023.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $233 for the three months ended March 31, 2024 and $283 for the three months ended March 31, 2023. The total income tax effect was $49 for the three months ended March 31, 2024 and $59 for the three months ended March 31, 2023.

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009” Plan”). The 2019 Plan, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 69,262 shares remaining available for awards under the 2019 Plan at March 31, 2024.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

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

There were no options outstanding at March 31, 2024.

There were no options granted during the three months ended March 31, 2024 and March 31, 2023. There were no options exercised during the three months ended March 31, 2024 and March 31, 2023.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 7,068 shares of restricted stock granted under the 2019 Plan during the three months ended March 31, 2024. There were 58,784 shares of restricted stock granted during the three months ended March 31, 2023.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2024 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	119,026	$19.99
Granted	7,068	21.85
Vested	(47,908)	19.36
Forfeited	-	-
Nonvested at March 31, 2024	78,186	$20.55

As of March 31, 2024 and 2023, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $1,303 and $2,337, respectively.

There were no shares of restricted stock forfeited during the three month period ended March 31, 2024, and 2,170 shares of restricted stock forfeited during the three months ended March 31, 2023. There were 47,908 shares of restricted stock that vested during the three months ended March 31, 2024, and 31,177 shares of restricted stock that vested during the three months ended March 31, 2023.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables present actual and required capital ratios as of March 31, 2024 and December 31, 2023 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital to risk weighted assets	$220,286	13.50%	$171,336	10.50%	$163,177	10.00%
Tier 1 (Core) Capital to risk weighted assets	200,847	12.31%	138,700	8.50%	130,541	8.00%
Common equity tier 1 capital to risk-weighted assets	200,847	12.31%	114,224	7.00%	106,065	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	200,847	10.05%	79,936	4.00%	99,920	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital to risk weighted assets	$215,164	13.30%	$169,909	10.50%	$161,818	10.00%
Tier 1 (Core) Capital to risk weighted assets	196,977	12.17%	137,546	8.50%	129,455	8.00%
Common equity tier 1 capital to risk-weighted assets	196,977	12.17%	113,273	7.00%	105,182	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	196,977	9.76%	80,727	4.00%	100,908	5.00%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 11 – DERIVATIVE INSTRUMENTS

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

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $81,327 at March 31, 2024 and $81,858 at December 31, 2023.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At March 31, 2024, CFBank had $3,431 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of March 31, 2024 CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Summary information about the derivative instruments is as follows:

	March 31, 2024	December 31, 2023
	(unaudited)
Notional amount	$81,327	$81,858
Weighted average pay rate on interest-rate swaps	5.37%	5.36%
Weighted average receive rate on interest-rate swaps	7.79%	7.80%
Weighted average maturity (years)	8.0	8.2
Fair value of derivative asset	$4,161	$4,710
Fair value of derivative liability	(4,161)	(4,710)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $7,947 of interest lock commitments related to residential mortgage loans at March 31, 2024 and $5,345 of interest rate lock commitments related to residential mortgage loans at December 31, 2023. The fair value of these interest lock commitments was immaterial at March 31, 2024 and December 31, 2023.

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of the period end (in thousands):

	March 31, 2024		December 31, 2023
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$7,947	$-	$5,345	$-

The following table represents the notional amount of loans sold during the three months ended March 31, 2024 and 2023 (unaudited):

	Three Months ended
	March 31,
	2024	2023
Notional amount of loans sold	$9,037	$1,991

The following table represents the gain (loss) recognized on mortgage activities for the three months ended March 31, 2024 and 2023 (unaudited):

	Three Months ended
	March 31,
	2024	2023
Gain (loss) on loans sold	90	(3)
Gain (loss) from change in fair value of loans held-for-sale	-	-
	$90	$(3)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 12 – INCOME TAXES

At March 31, 2024 and December 31, 2023, the Company had a deferred tax asset recorded in the amount of approximately $4,219 and $3,942, respectively. At March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2020.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2024 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At March 31, 2024, the Company had net operating loss carryforwards of $21,927, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. ASC 740 does not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at March 31, 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 18.5% for the three months ended March 31, 2024 and 19.5% for the three months ended March 31, 2023, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.5%)	(0.3%)
Tax exempt earnings on bank owned life insurance	(1.1%)	(0.6%)
Dividends on equity securities	(0.3%)	(0.2%)
Low income housing credits	(0.7%)	(0.5%)
Other, net	0.1%	0.1%
Effective tax rate	18.5%	19.5%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 and 2023 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended
	March 31,
	2024	2023
	(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities

Accumulated other comprehensive loss, beginning of period	$(2,290)	$(2,037)
Other comprehensive gain (loss) before reclassifications (2)	9	(216)
Net current-period other comprehensive gain (loss)	9	(216)
Accumulated other comprehensive loss, end of period	$(2,281)	$(2,253)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2024 and 2023.

NOTE 14- PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued an aggregate of 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock.

Each share of Series D Preferred Stock will be convertible either (i) automatically into 100 shares of the Company’s Non-Voting Common Stock if and when the Company’s shareholders approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Non-Voting Common Stock to permit the conversion of all outstanding shares of Series D Preferred Stock into shares of Non-Voting Common Stock (which shareholder approval and amendment the Company may, but is not obligated, to seek); (ii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of (Voting) Common Stock at the request of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, will not own or control in aggregate more than 9.9% of the outstanding (Voting) Common Stock (or of any class of voting securities issued by the Company); or (iii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of (Voting) Common Stock upon transfer of such shares of Series D Preferred Stock to a non-affiliate of the holder in specified permitted transactions. The holders of Series D Preferred Stock are not entitled to any liquidation preferences. The holders of Series D Preferred Stock participate with common shareholders pro rata in dividends on an as-converted basis.

NOTE 15- OTHER ASSETS HELD FOR SALE

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 16- TAX CREDIT INVESTMENTS

The Company has investments in various limited partnerships that sponsor affordable housing projects and federal historic projects. The purpose of the investments is to earn an adequate return of capital through the receipt of tax credits and to assist the Company in achieving goals associated with the Community Reinvestment Act. These investments are included in other assets on the Consolidated Balance Sheet, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The following table summarizes the Company’s tax credit investments as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$20,225	$12,226	$15,578	$10,539
Historic Tax Credit (HTC)	2,025	1,573	2,025	1,573
Total	$22,250	$13,799	$17,603	$12,112

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
Amortization expense	2024	2023
LIHTC	$353	$130
HTC	-	-
Total	$353	$130

Tax credits recognized
LIHTC	$355	$130
HTC	-	-
Total	$355	$130

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports and materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2023.

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

Most of our deposits and loans come from our market area. Our principal market area for deposits and loans includes the following counties in Ohio and Indiana: Franklin County, Ohio through our offices in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, Ohio through our office in Woodmere, Ohio and our Ohio City office in Cleveland, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; Hamilton County, Ohio through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

Recent Regulatory Developments. In March 2024, CFBank’s primary federal regulator, the OCC, publicly released its Community Reinvestment Act (CRA) rating of “Needs to Improve” for CFBank as a result of the OCC’s regularly scheduled evaluation covering 2020 through 2022. The Company believes that the “Needs to Improve” rating was primarily attributable to CFBank’s legacy direct-to-consumer residential mortgage business. Beginning in 2021, CFBank strategically scaled down its residential mortgage business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company believes that this change in our residential mortgage business and focus, together with changes in our branch network and other actions taken since 2021, have remediated these legacy issues. While CFBank’s CRA rating remains “Needs to Improve,” the Company is subject to additional requirements and conditions with respect to certain activities, including acquisitions of and mergers with other financial institutions and commencement of new activities. CFBank’s next CRA evaluation is expected to commence in 2026.

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

Financial Condition

General. Assets totaled $2.0 billion at March 31, 2024 and decreased $19.1 million, or 0.9%, from $2.1 billion at December 31, 2023. The decrease was primarily due to a $24.7 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $236.9 million at March 31, 2024, and decreased $24.7 million, or 9.4%, from $261.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily attributed to a decrease in net deposit balances, partially offset by increases in net loan balances.

Securities. Securities available for sale totaled $7.6 million at March 31, 2024, and decreased $495,000, or 6.1%, compared to $8.1 million at December 31, 2023. The decrease was due to principal maturities.

Loans held for sale. Loans held for sale totaled $2.2 million at March 31, 2024, and increased $392,000, or 21.2%, from $1.8 million at December 31, 2023.

Loans and Leases. Net loans and leases totaled $1.7 billion at March 31, 2024, and increased $1.6 million, or 0.1%, from $1.7 billion at December 31, 2023. The increase in net loans and leases from December 31, 2023 was primarily due to a $28.8 million increase in commercial real estate loan balances, partially offset by a $12.3 million decrease in construction loan balances, a $9.3 million decrease in commercial loan balances, a $3.0 million decrease in single-family residential loan balances, and a $2.0 million decrease in multi-family loan balances. The increases in the aforementioned loan balances were primarily related to increased sales activity and new relationships. The decrease in construction loan balances was primarily related to loans that were converted to permanent loans upon the completion of construction.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $18.2 million at March 31, 2024, and increased $1.3 million, or 7.9%, from $16.9 million at December 31, 2023. The increase in the ACL - Loans is due to $1.3 million in loan provision expense coupled with $16,000 in recoveries on charged off loans during the three months ended March 31, 2024. The increase in the ACL – Loans was primarily driven by reserves placed on an individually evaluated loan, which was also placed on nonaccrual status during the quarter ended March 31, 2024. The ratio of the ACL - Loans to total loans was 1.06% at March 31, 2024, compared to 0.99% at December 31, 2023.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $6.4 million at March 31, 2024, and increased $2.9 million, or 85.0%, from $3.5 million at December 31, 2023. The increase was primarily due to two newly identified commercial loans during the first quarter 2024 totaling $3.0 million, partially offset by principal payments. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $2.7 million at March 31, 2024 and $697,000 at December 31, 2023.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $7.9 million at March 31, 2024, and increased $2.2 million from $5.7 million at December 31, 2023. The increase in nonaccrual loans was primarily driven one commercial loan, totaling $1.5 million, a commercial equipment lease, totaling $62,000, a single-family residential loan, totaling $372,000, and a consumer loan totaling $251,000, becoming nonaccrual during the first quarter of 2024. The ratio of nonperforming loans to total loans was 0.46% at March 31, 2024 compared to 0.33% at December 31, 2023.

The Company adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the Troubled Debt Restructuring (“TDR”) recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loans. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the three months ended March 31, 2024 and March 31, 2023, the Company did not modify any loans.

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

The level of total criticized and classified loans increased by $2.1 million, or 16.2%, during the three months ended March 31, 2024. Loans designated as special mention decreased $7,000, or 0.2%, and totaled $4.1 million at March 31, 2024, compared to $4.1 million at December 31, 2023. Loans classified as substandard increased $2.1 million, or 24.8%, and totaled $10.8 million at March 31, 2024, compared to $8.6 million at December 31, 2023. Loans designated as doubtful totaled $448,000 at March 31, 2024 and December 31, 2023. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $3.4 million and totaled $5.4 million at March 31, 2024, compared to $2.0 million at December 31, 2023. Past due loans totaled 0.3% of the loan portfolio at March 31, 2024, compared to 0.1% at December 31, 2023. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $110.7 million, or 25.7%, of CFBank’s commercial portfolio at March 31, 2024, compared to $147.5 million, or 33.5%, at December 31, 2023. Interest only home equity lines of credit totaled $33.4 million, or 92.5%, of the total home equity lines of credit at March 31, 2024, compared to $33.6 million, or 93.4%, at December 31, 2023.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of March 31, 2024; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at March 31, 2024 or December 31, 2023. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.7 billion at March 31, 2024, a decrease of $21.0 million, or 1.2%, when compared to $1.7 billion at December 31, 2023. The decrease when compared to December 31, 2023, is primarily due to a $21.9 million decrease in interest-bearing account balances, partially offset by a $925,000 increase in noninterest-bearing account balances. The decrease in interest-bearing account balances was primarily due to a $51.1 million decrease in brokered account balances, partially offset by an increase of $28.5 million in core deposit balances.

At March 31, 2024, approximately 29.8% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.2% at December 31, 2023.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $389.3 million at March 31, 2024, and decreased $51.1 million, or 11.6%, from $440.4 million at December 31, 2023. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $272.6 million at March 31, 2024, and increased $34.8 million, or 14.7%, from $237.8 million at December 31, 2023.

FHLB advances and other debt. FHLB advances and other debt totaled $111.0 million at March 31, 2024, an increase of $1.0 million, or 0.9%, when compared to $110.0 million at December 31, 2023. The increase was due to a $1.0 million increase on the Company’s line of credit with a third party financial institution.

The Holding Company has a $35.0 million credit facility. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of March 31, 2024, the Company had an outstanding balance of $34.5 million on the facility.

At March 31, 2024, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at March 31, 2024 or December 31, 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Subordinated debentures. Subordinated debentures totaled $15.0 million at both March 31, 2024 and December 31, 2023. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at March 31, 2024 and December 31, 2023.

Stockholders’ equity. Stockholders’ equity totaled $158.0 million at March 31, 2024, an increase of $2.6 million, or 1.7%, from $155.4 million at December 31, 2023. The increase in total stockholders’ equity during the three months ended March 31, 2024 was primarily attributed to net income, partially offset by $386,000 in dividend payments.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2024 and 2023.

General. Net income for the three months ended March 31, 2024 totaled $3.1 million (or $0.47 per diluted common share) compared to net income of $4.4 million (or $0.68 per diluted common share) for the three months ended March 31, 2023. The decrease in net income was primarily the result of a decrease in net interest income and an increase in provision for credit losses expense, partially offset by a decrease in noninterest expense and an increase in noninterest income.

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

Net interest income totaled $11.3 million for the quarter ended March 31, 2024 and decreased $1.4 million, or 11.4%, compared to net interest income of $12.7 million for the quarter ended March 31, 2023. The decrease was primarily due to a $6.4 million, or 55.6%, increase in interest expense, partially offset by a $4.9 million, or 20.3%, increase in interest income. The increase in interest expense was attributed to a 127bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $166.4 million, or 11.8%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a $176.3 million, or 10.2%, increase in average interest-earning assets outstanding, coupled with a 51bps increase in the average yield on interest-earning assets. The net interest margin of 2.36% for the quarter ended March 31, 2024 decreased 57bps compared to the net interest margin of 2.93% for the first quarter of 2023.

Interest income totaled $29.1 million for the quarter ended March 31, 2024, and increased $4.9 million, or 20.3%, compared to $24.2 million for the quarter ended March 31, 2023. The increase in interest income was primarily attributed to a 51bps increase in the average yield on loans and leases and loans held for sale, coupled with a $107.2 million, or 6.8%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $17.8 million for the quarter ended March 31, 2024, and increased $6.4 million, or 55.6%, compared to $11.5 million for the quarter ended March 31, 2023. The increase in interest expense was primarily attributed to a 134bps increase in the average rate of interest-bearing deposits, coupled with a $165.2 million, or 12.8%, increase in average interest-bearing deposits.

Provision for credit losses. There was $1.2 million in provision for credit losses expense for the quarter ended March 31, 2024, which reflected an increase of $1.0 million, or 421.9%, compared to a $237,000 provision for the quarter ended March 31, 2023. The increase in the provision for credit losses during the quarter ended March 31, 2024 was primarily driven by a reserve placed on an individually evaluated loan, which was also placed on nonaccrual status during the quarter ended March 31, 2024. Net recoveries for the quarter ended March 31, 2024 totaled $16,000, compared to net-charge offs of $5,000 for the quarter ended March 31, 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
(unaudited)	(Dollars in thousands)
Commercial	$(6)	$5
Single-family residential real estate	(8)	(3)
Home equity lines of credit	(2)	-
Other consumer loans	-	3
Total	$(16)	$5

Noninterest income. Noninterest income for the quarter ended March 31, 2024 totaled $905,000 and increased $186,000, or 25.9%, compared to $719,000 for the quarter ended March 31, 2023. The increase was primarily due to a $255,000 increase in service charges on deposit accounts, a $167,000 increase in the net gain on sales of commercial loans, partially offset by a $299,000 decrease in other noninterest income.

Noninterest expense. Noninterest expense for the quarter ended March 31, 2024 totaled $7.2 million and decreased $504,000, or 7.0%, compared to $7.7 million for the quarter ended March 31, 2023. The decrease in noninterest expense was primarily due to a $478,000 decrease in salaries and employee benefits. The decrease in salaries and employee benefits was primarily due to a decrease in the number of employees coupled with lower payroll taxes.

Income tax expense. Income tax expense was $695,000 for the quarter ended March 31, 2024, a decrease of $381,000 compared to $1.1 million for the quarter ended March 31, 2023. The effective tax rate for the quarter ended March 31, 2024 was approximately 18.5%, as compared to approximately 19.5% for the quarter ended March 31, 2023.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2024 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,077	$129	3.23%	$15,197	$215	4.84%
Loans and leases and loans held for sale (3)	1,694,701	26,010	6.14%	1,587,536	22,338	5.63%
Other earning assets	196,600	2,782	5.66%	125,780	1,502	4.78%
FHLB and FRB stock	8,488	165	7.78%	8,064	121	6.00%
Total interest-earning assets	1,912,866	29,086	6.07%	1,736,577	24,176	5.56%
Noninterest-earning assets	91,328			87,766
Total assets	$2,004,194			$1,824,343

Interest-bearing liabilities:
Deposits	$1,453,397	16,650	4.58%	$1,288,161	10,419	3.24%
FHLB advances and other borrowings	125,724	1,152	3.67%	124,610	1,024	3.29%
Total interest-bearing liabilities	1,579,121	17,802	4.51%	1,412,771	11,443	3.24%

Noninterest-bearing liabilities	267,714			269,780
Total liabilities	1,846,835			1,682,551

Equity	157,359			141,792
Total liabilities and equity	$2,004,194			$1,824,343

Net interest-earning assets	$333,745			$323,806
Net interest income/interest rate spread		$11,284	1.56%		$12,733	2.32%
Net interest margin			2.36%			2.93%
Average interest-earning assets
to average interest-bearing liabilities	121.13%			122.92%

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

	Three Months Ended
	March 31, 2024
	Compared to Three Months Ended
	March 31, 2023
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(61)	$(25)	$(86)
Loans and leases	2,104	1,568	3,672
Other earning assets	315	965	1,280
FHLB and FRB Stock	37	7	44
Total interest-earning assets	2,395	2,515	4,910

Interest-bearing liabilities:
Deposits	4,756	1,475	6,231
FHLB advances and other borrowings	119	9	128
Total interest-bearing liabilities	4,875	1,484	6,359

Net change in net interest income	$(2,480)	$1,031	$(1,449)

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our 2023 Audited Financial Statements. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements were appropriate given the factual circumstances at the time.

We believe there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$237,292	$262,004
Additional borrowing capacity at the FHLB	191,683	183,654
Additional borrowing capacity at the FRB	144,457	136,240
Unused commercial bank lines of credit	65,000	65,000
Total	$638,432	$646,898

Cash, unpledged securities and deposits in other financial institutions decreased $24.7 million, or 9.4%, to $237.3 million at March 31, 2024, compared to $262.0 million at December 31, 2023. The decrease is primarily attributed to a decrease in deposits, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB increased $8.0 million, or 4.4%, to $191.7 million at March 31, 2024, compared to $183.7 million at December 31, 2023.

CFBank’s additional borrowing capacity at the FRB increased $8.3 million, or 6.0%, to $144.5 million at March 31, 2024 from $136.2 million at December 31, 2023. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at March 31, 2024 and at December 31, 2023.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at March 31, 2024 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $435,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.41% at March 31, 2024.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $970,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 9.70% at March 31, 2024.

The Holding Company has a $35.0 million credit facility with a third-party bank. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At March 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.5 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2024, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2024.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to those risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2024.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (3)	Maximum number of common shares that may yet be purchased under the plans or programs
January 1, 2024 through January 31, 2024	6,247	(1)	20.61	5,050	235,447
February 1, 2024 through February 29, 2024	5,265	(2)	21.28	800	234,647
March 1, 2024 through March 31, 2024	3,000		20.03	3,000	231,647
Total	14,512		$20.73	8,850

(1)Includes 1,197 shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock and 5,050 shares of common stock repurchased under the stock repurchase program.

(2)Includes 4,465 shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock and 800 shares of common stock repurchased under the stock repurchase program.

(3)On July 5, 2023, the Company’s Board of Directors authorized a new stock repurchase program pursuant to which the Company may repurchase up to 250,000 shares of the Company’s common stock on or before June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)None.

(b)None.

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

(c)During the quarter ended March 31, 2024, no director or 16 officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CF BANKSHARES INC.

Dated: May 14, 2024	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 14, 2024	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer