Form 10-Q
period 2024-06-30
CF BANKSHARES INC.
filed 2024-08-14
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes [  ]    No [X]

As of August 13, 2024, there were 5,127,410 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$241,775	$261,595
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,323	8,092
Equity securities	5,000	5,000
Loans held for sale, at fair value	3,187	1,849
Loans and leases, net of allowance of $19,285 and $16,865, respectively	1,687,695	1,694,133
FHLB and FRB stock	9,830	8,482
Premises and equipment, net	3,571	3,812
Operating lease right-of-use assets	4,858	5,221
Bank owned life insurance	26,683	26,266
Accrued interest receivable and other assets	49,612	44,065
Total assets	$2,040,634	$2,058,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$217,771	$235,916
Interest bearing	1,478,705	1,508,141
Total deposits	1,696,476	1,744,057
FHLB advances and other debt	137,163	109,995
Advances by borrowers for taxes and insurance	154	2,179
Operating lease liabilities	4,949	5,302
Accrued interest payable and other liabilities	27,322	26,747
Subordinated debentures	14,980	14,961
Total liabilities	1,881,044	1,903,241

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,524,811 at June 30, 2024 and 5,665,958 at December 31, 2023	55	57
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at June 30, 2024 and December 31, 2023	13	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized;
2,160 shares issued at June 30, 2024 and 0 shares issued at December 31, 2023	-	-
Additional paid-in capital	91,586	91,068
Retained earnings	80,509	76,517
Accumulated other comprehensive loss	(2,237)	(2,290)
Treasury stock, at cost; 397,856 shares of voting common stock at June 30, 2024 and 381,098 shares of voting common stock at December 31, 2023	(10,336)	(9,991)
Total stockholders' equity	159,590	155,374
Total liabilities and stockholders' equity	$2,040,634	$2,058,615

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans and leases, including fees	$26,339	$23,684	$52,349	$46,022
Securities	133	213	262	428
FHLB and FRB stock dividends	164	138	329	259
Federal funds sold and other	2,679	2,190	5,461	3,692
	29,315	26,225	58,401	50,401
Interest expense
Deposits	16,784	13,660	33,434	24,079
FHLB advances and other debt	800	789	1,585	1,531
Subordinated debentures	364	290	731	572
	17,948	14,739	35,750	26,182
Net interest income	11,367	11,486	22,651	24,219
Provision for credit losses
Provision for credit losses-loans	3,195	(63)	4,512	204
Provision for credit losses-unfunded commitments	366	75	286	45
	3,561	12	4,798	249
Net interest income after provision for credit losses	7,806	11,474	17,853	23,970
Noninterest income
Service charges on deposit accounts	623	379	1,182	683
Net gains on sales of residential mortgage loans	87	40	177	37
Net gains on sales of commercial loans	-	-	167	-
Swap fee income	-	142	-	172
Earnings on bank owned life insurance	213	155	417	305
Other	295	262	180	500
	1,218	978	2,123	1,697
Noninterest expense
Salaries and employee benefits	3,570	3,778	7,078	7,764
Occupancy and equipment	471	456	905	837
Data processing	649	487	1,264	1,036
Franchise and other taxes	356	328	642	627
Professional fees	590	632	1,253	1,238
Director fees	143	164	268	334
Postage, printing and supplies	42	37	86	92
Advertising and marketing	38	71	52	254
Telephone	52	72	103	136
Loan expenses	259	187	706	359
Depreciation	122	148	252	281
FDIC premiums	499	519	1,099	1,022
Regulatory assessment	66	60	131	118
Other insurance	51	52	107	99
Other	184	182	333	667
	7,092	7,173	14,279	14,864
Income before incomes taxes	1,932	5,279	5,697	10,803
Income tax expense	237	1,056	932	2,132
Net income	$1,695	$4,223	$4,765	$8,671
Earnings allocated to participating securities (Series D preferred stock)	(54)	-	(121)	-
Net income attributable to common stockholders	$1,641	$4,223	$4,644	$8,671

Earnings per common share:
Basic	$0.26	$0.66	$0.74	$1.35
Diluted	$0.26	$0.66	$0.74	$1.35

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,695	$4,223	$4,765	$8,671
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $12 and ($39) and $14 and ($97)	44	(148)	53	(364)
Other comprehensive income (loss), net of tax	44	(148)	53	(364)
Comprehensive income	$1,739	$4,075	$4,818	$8,307

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended June 30, 2024	Voting Common Stock	Non-Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at April 1, 2024	$55	$13	$-	$91,303	$79,201	$(2,281)	$(10,292)	$157,999
Net income	-	-	-	-	1,695	-		1,695
Other comprehensive income	-	-	-	-	-	44	-	44
Issuance of 67,750 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	-	283	-	-	-	283
Purchase of 2,245 treasury shares	-	-		-	-	-	(44)	(44)
Conversion of 16,000 shares of voting common stock to 160 shares of Series D Preferred Stock	-	-	-	-	-	-	-	-
Cash dividends declared on common stock ($0.06 per share)	-	-	-	-	(374)	-	-	(374)
Cash dividends declared on Series D preferred Stock ($6.00 per share)	-	-	-	-	(13)	-	-	(13)
Balance at June 30, 2024	$55	$13	$-	$91,586	$80,509	$(2,237)	$(10,336)	$159,590

Six months ended June 30, 2024	Voting Common Stock	Non-Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	$57	$13	$-	$91,068	$76,517	$(2,290)	$(9,991)	$155,374
Net income	-	-	-	-	4,765	-	-	4,765
Other comprehensive income	-	-	-	-	-	53	-	53
Issuance of 74,818 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	-	516	-	-	-	516
Acquisition of 5,663 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(122)	(122)
Purchase of 11,095 treasury shares	-	-	-	-	-	-	(223)	(223)
Conversion of 216,000 shares of voting common stock to 2,160 shares of Series D Preferred Stock	(2)	-	-	2	-	-	-	-
Cash dividends declared on common stock ($0.12 per share)	-	-	-	-	(760)	-	-	(760)
Cash dividends declared on Series D preferred Stock ($6.00 per share)	-	-	-	-	(13)	-	-	(13)
Balance at June 30, 2024	$55	$13	$-	$91,586	$80,509	$(2,237)	$(10,336)	$159,590

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended June 30, 2023	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at April 1, 2023	$57	$13	$90,095	$65,184	$(2,253)	$(9,763)	$143,333
Net income	-	-	-	4,223	-	-	4,223
Other comprehensive loss	-	-	-	-	(148)	-	(148)
Issuance of 1,000 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	299	-	-	-	299
Acquisition of 502 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	28	-	-	(9)	19
Cash dividends declared on common stock ($0.06 per share)	-	-	-	(385)	-	-	(385)
Balance at June 30, 2023	$57	$13	$90,422	$69,022	$(2,401)	$(9,772)	$147,341

Six months ended June 30, 2023	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248
Cumulative effect of ASC 326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	8,671	-	-	8,671
Other comprehensive loss	-	-	-	-	(364)	-	(364)
Issuance of 59,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	582	-	-	-	582
Stock options exercised	-	-	28	-	-	-	28
Acquisition of 3,447 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(71)	(71)
Acquisition of 502 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(9)	(9)
Cash dividends declared on common stock ($0.11 per share)	-	-	-	(705)	-	-	(705)
Balance at June 30, 2023	$57	$13	$90,422	$69,022	$(2,401)	$(9,772)	$147,341

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2024	2023
Net Income	$4,765	$8,671
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,798	249
Depreciation	252	281
Accretion, net	(509)	(337)
Deferred income tax (benefit) expense	(554)	102
Originations of loans held for sale	(19,874)	(5,162)
Proceeds from sale of loans held for sale	18,713	4,425
Net gains on sales of residential mortgage loans	(177)	(37)
Net gains on sales of commercial loans	(167)	-
Loss on sale of other assets held for sale	-	13
Loss on disposal of premises and equipment	-	60
Earnings on bank owned life insurance	(417)	(305)
Stock-based compensation expense	516	582
Net change in:
Accrued interest receivable and other assets	890	(286)
Operating lease right-of-use asset	363	312
Operating lease liability	(353)	(317)
Accrued interest payable and other liabilities	(5,426)	(631)
Net cash from operating activities	2,820	7,620
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,004	1,007
Purchases	(1,170)	-
Loan and lease originations and payments, net	(1,653)	(58,710)
Proceeds from the sale of commercial loans	4,011	-
Additions to premises and equipment	(11)	(648)
Purchase of FRB and FHLB stock	(1,348)	(794)
Purchase of other investments	-	(1,200)
Other adjustments	100	221
Proceeds from the sale of other assets held for sale	-	1,892
Net cash from (used by) investing activities	933	(58,232)
Cash flows from financing activities:
Net change in deposits	(47,581)	132,161
Proceeds from FHLB advances and other debt	27,151	37,035
Repayments on FHLB advances and other debt	-	(36,535)
Net change in advances by borrowers for taxes and insurance	(2,025)	(1,479)
Cash dividends paid	(773)	(705)
Proceeds from exercise of stock options	-	28
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise of stock options for exercise proceeds	(122)	(80)
Purchase of treasury shares	(223)	-
Net cash (used by) from financing activities	(23,573)	130,425
Net change in cash and cash equivalents	(19,820)	79,813
Beginning cash and cash equivalents	261,595	151,787
Ending cash and cash equivalents	$241,775	$231,600

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$35,372	$25,260
Income tax paid	358	2,300

Supplemental noncash disclosures:
Investment payable on limited partnerships	$6,000	$-
Initial recognition of operating lease asset	-	4,267
Right-of-use asset obtained in exchange for new operating lease liability	-	4,267

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements consist of CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). The Holding Company and CFBank are sometimes collectively referred to herein as the “Company.” Intercompany transactions and balances are eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-Q and Article 10 of Regulation S-x promulgated by the Securities and Exchange Commission (the “SEC”). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2024 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2023 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (referred to herein as the “2023 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of June 30, 2024, as the unrealized losses were attributable to changes in interest rates, not credit quality.

Allowance for Credit Losses – Loans and Leases ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans and leases are collectively referred to as “loans” for the purpose of discussing the allowance for credit losses. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 4 - Loans and Leases to the Consolidated Financial Statements.

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

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at June 30, 2024.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were 2,896 anti-dilutive securities during the three and six months ended June 30, 2024 and no anti-dilutive securities for the three and six months ended June 30, 2023. The factors used in the earnings per share computation follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Basic
Net income	$1,695	$4,223	$4,765	$8,671
Earnings allocated to participating securities	(54)	-	(121)	-
Net income allocated to common shareholders	$1,641	$4,223	$4,644	$8,671

Weighted average common shares outstanding including unvested share-based payment awards	6,374,547	6,550,815	6,396,609	6,543,422
Less: Unvested share-based payment awards-2019 Incentive Plan	(118,090)	(132,510)	(103,431)	(132,798)
Average shares	6,256,457	6,418,305	6,293,178	6,410,624
Basic earnings per common share	$0.26	$0.66	$0.74	$1.35

Diluted
Net income allocated to common shareholders	$1,641	$4,223	$4,644	$8,671
Add: Earnings allocated to participating securities	-	-	-	-
Net income	$1,641	$4,223	$4,644	$8,671

Weighted average common shares outstanding for basic earnings per common share	6,256,457	6,418,305	6,293,178	6,410,624
Add: Dilutive effects of assumed exercises of stock options	-	3,663	-	5,207
Add: Dilutive effects of assumed preferred stock conversion	-	-	-	-
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	-	11,655	13,700	15,677
Average shares and dilutive potential common shares	6,256,457	6,433,623	6,306,878	6,431,508
Diluted earnings per common share	$0.26	$0.66	$0.74	$1.35

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

Recent and Future Accounting Pronouncements and Developments:

In March 2020, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company completed its transition from the use of LIBOR in 2023. The adoption of ASU No. 2020-04 did not have a material impact on our Consolidated Financial Statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

In March 2023, the FASB issued ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method”. This ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. We adopted the standard, effective January 1, 2024. The adoption of ASU No. 2023-02 did not have a material impact on our Consolidated Financial Statements.

Future Accounting Matters:

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC Topic 280 in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements and disclosures as the Company has one operating segment.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s Consolidated Financial Statements.

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

The majority of our revenue-generating transactions are not from contracts with customers, and instead consist of revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue generated from our mortgage activities related to net gains on sale of loans.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at June 30, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024 (unaudited)
Corporate debt	$9,982	$-	$2,832	$7,150
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury(1)	1,173	-	-	1,173
Total	$11,155	$-	$2,832	$8,323

(1)Unrealized gain is less than $1 resulting in rounding to zero.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Corporate debt	$9,980	$-	$2,880	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	-	19	988
Mortgage-backed securities - residential (1)	4	-	-	4
Total	$10,991	$-	$2,899	$8,092

(1)Unrealized loss is less than $1 resulting in rounding to zero.

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at June 30, 2024 or June 30, 2023.

There were no sales of securities during the three and six months ended June 30, 2024 and 2023.

The amortized cost and fair value of debt securities at June 30, 2024 and December 31, 2023 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024		December 31, 2023
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,173	$1,173	$1,007	$988
Due from five to ten years	9,982	7,150	9,980	7,100
Mortgage-backed securities - residential	-	-	4	4
Total	$11,155	$8,323	$10,991	$8,092

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Fair value of securities pledged as collateral was as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Pledged as collateral for:
FHLB advances	$-	$497
Public deposits	635	492
Total	$635	$989

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2024 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,150	$2,832	$7,150	$2,832
Total temporarily impaired	$-	$-	$7,150	$2,832	$7,150	$2,832

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,100	$2,880	$7,100	$2,880
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	$988	19	988	19
Mortgage-backed securities - residential (1)	1	-	3	-	4	-
Total temporarily impaired	$1	$-	$8,091	$2,899	$8,092	$2,899

(1)Unrealized loss is less than $1 resulting in rounding to zero.

At June 30, 2024, 85.9% of the Company’s available for sale securities were reported at less than historical cost. At December 31, 2023, 100% of the Company's available for sale securities were reported at less than historical cost.

The unrealized losses at June 30, 2024 were related to one Corporate debt security. The unrealized losses at December 31, 2023 were related to one Corporate debt security, one Mortgage-backed security and two U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not record an allowance for credit losses at June 30, 2024 and December 31, 2023.

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

	June 30, 2024	December 31, 2023
	(unaudited)
Commercial (1)	$422,011	$439,895
Real estate:
Single-family residential	467,802	478,224
Multi-family residential	128,332	130,778
Commercial	459,860	433,026
Construction	184,899	190,722
Consumer:
Home equity lines of credit	40,884	35,960
Other	3,192	2,393
Subtotal	1,706,980	1,710,998
Less: ACL – Loans	(19,285)	(16,865)
Loans and leases, net	$1,687,695	$1,694,133

(1)Includes $10,423 and $13,497 of commercial leases at June 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Loans (ACL – Loans)

The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected on loans over the contractual term. Loans and leases are collectively referred to as “loans” for the purpose of discussing the allowance for credit losses. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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

The expected credit losses are measured over the life of each loan segment utilizing the average charge-off methodology combined with economic forecast models to estimate the current expected credit loss inherent in the loan portfolio. This approach is also leveraged to estimate the expected credit losses associated with non-cancellable unfunded loan commitments incorporating expected utilization rates.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three and six months ended June 30, 2024 and 2023 (unaudited).

	Three Months Ended June 30, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, April 1, 2024	$7,518	$3,331	$1,147	$4,298	$1,279	$335	$290	$18,198
Provision of credit losses	3,105	(32)	(132)	(10)	(43)	46	261	3,195
Recoveries on loans	6	7	-	-	-	2	-	15
Loans charged off	(1,873)	-	-	-	-	-	(250)	(2,123)
Balances, June 30, 2024	$8,756	$3,306	$1,015	$4,288	$1,236	$383	$301	$19,285

	Six Months Ended June 30, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865
Provision of credit losses	4,733	(80)	(216)	183	(471)	45	318	4,512
Recoveries on loans	12	15	-	-	-	4	-	31
Loans charged off	(1,873)	-	-	-	-	-	(250)	(2,123)
Balances, June 30, 2024	$8,756	$3,306	$1,015	$4,288	$1,236	$383	$301	$19,285

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, April 1, 2023	$5,438	$3,194	$1,045	$4,123	$1,679	$331	$105	$15,915
Provision of credit losses	(184)	(112)	(96)	(44)	422	(9)	(40)	(63)
Recoveries on loans	85	19	-	-	-	1	3	108
Balances, June. 30, 2023	$5,339	$3,101	$949	$4,079	$2,101	$323	$68	$15,960

	Six Months Ended June 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption of ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	(382)	123	(114)	(31)	476	118	14	204
Recoveries on loans	85	22	-	-	-	1	3	111
Loans charged off	(5)	-	-	-	-	-	(3)	(8)
Balances, June 30, 2023	$5,339	$3,101	$949	$4,079	$2,101	$323	$68	$15,960

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

	June 30, 2024 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$1,760	$1,760	$511
Real estate:
Single-family residential	88	-	88	-
Total	$88	$1,760	$1,848	$511

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2023
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$449	$449	$44
Real estate:
Single-family residential	90	-	90	-
Total	$90	$449	$539	$44

The following table presents the recorded investment in non-accrual loans by class of loans at June 30, 2024 (unaudited):

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$9,328	$233
Real estate:
Single-family residential	1,537	1,537
Consumer:
Home equity lines of credit:	14	14
Other consumer	30	30
Total nonaccrual loans	$10,909	$1,814

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2023.

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$5,048	$1,658
Real estate:
Single-family residential	627	627
Consumer:
Home equity lines of credit:	17	17
Other consumer	30	30
Total nonaccrual loans	$5,722	$2,332

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2024 or December 31, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2024 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$53	$4,095	$1,931	$6,079	$415,932	$7,397
Real estate:
Single-family residential	-	547	936	1,483	466,319	601
Multi-family residential	-	-	-	-	128,332	-
Commercial:
Non-owner occupied	-	-	-	-	239,862	-
Owner occupied	-	-	-	-	202,951	-
Land	-	-	-	-	17,047	-
Construction	-	-	-	-	184,899	-
Consumer:
Home equity lines of credit:	28	-	-	28	40,856	14
Other	-	-	30	30	3,162	-
Total	$81	$4,642	$2,897	$7,620	$1,699,360	$8,012

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2023:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$98	$-	$622	$720	$439,175	$4,426
Real estate:
Single-family residential	165	372	563	1,100	477,124	64
Multi-family residential	-	-	-	-	130,778	-
Commercial:
Non-owner occupied	-	-	-	-	228,548	-
Owner occupied	-	-	-	-	183,773	-
Land	-	-	-	-	20,705	-
Construction	-	-	-	-	190,722	-
Consumer:
Home equity lines of credit:
Originated for portfolio	97	-	17	114	35,846	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	30	30	2,363	-
Total	$360	$372	$1,232	$1,964	$1,709,034	$4,490

Loan Modifications:

During the three and six months ended June 30, 2024, the Company modified one commercial loan, totaling $4.4 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments, increase the interest rate, extend the maturity date and institute a minimum EBITDA covenant. The loan was not past due during the six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company did not modify any loans to borrowers experiencing financial difficulties.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of June 30, 2024. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$14,708	$31,749	$76,526	$87,176	$44,153	$11,859	$136,588	$3,944	$406,703
Special Mention	-	-	7,000	-	-	81	-	-	7,081
Substandard	-	-	485	7,692	-	-	50	-	8,227
Total Commercial	14,708	31,749	84,011	94,868	44,153	11,940	136,638	3,944	422,011
Current period gross charge-offs	-	-	1,755	118	-	-	-	-	1,873
Real estate loans:
Single-family residential
Payment performance
Performing	12,372	35,622	126,041	223,580	44,062	24,588	-	-	466,265
Nonperforming	-	547	372	-	-	618	-	-	1,537
Total Single-family residential loans	12,372	36,169	126,413	223,580	44,062	25,206	-	-	467,802
Multi-family residential
Pass	-	24,822	8,724	52,081	7,249	35,456	-	-	128,332
Total Multi-family residential loans	-	24,822	8,724	52,081	7,249	35,456	-	-	128,332
Commercial:
Non-owner occupied
Pass	10,189	52,955	33,731	68,558	14,486	59,438	-	-	239,357
Special Mention	-	-	-	-	-	505	-	-	505
Total Non-owner occupied loans	10,189	52,955	33,731	68,558	14,486	59,943	-	-	239,862
Owner occupied
Pass	5,408	23,518	69,781	48,651	19,365	35,549	-	-	202,272
Special Mention	-	-	-	-	-	679	-	-	679
Total Owner occupied loans	5,408	23,518	69,781	48,651	19,365	36,228	-	-	202,951
Land
Pass	5,895	4,792	401	5,456	-	503	-	-	17,047
Total Land loans	5,895	4,792	401	5,456	-	503	-	-	17,047
Construction
Pass	10,196	42,810	69,360	58,903	3,630	-	-	-	184,899
Total Construction loans	10,196	42,810	69,360	58,903	3,630	-	-	-	184,899
Total Real Estate loans	44,060	185,066	308,410	457,229	88,792	157,336	-	-	1,240,893
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	37,218	3,652	40,870
Nonperforming	-	-	-	-	-	-	-	14	14
Total Home equity lines of credit	-	-	-	-	-	-	37,218	3,666	40,884
Other
Payment performance									-
Performing	497	-	-	-	9	187	2,469	-	3,162
Nonperforming	-	-	-	-	-	-	30	-	30
Total Other consumer loans	497	-	-	-	9	187	2,499	-	3,192
Current period gross charge-offs	-	-	-	-	-	-	250	-	250
Total loans	$59,265	$216,815	$392,421	$552,097	$132,954	$169,463	$176,355	$7,610	$1,706,980
Total current period gross charge-offs	$-	$-	$1,755	$118	$-	$-	$250	$-	$2,123

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	June 30, 2024	December 31, 2023
	(unaudited)
Total minimum lease payments to be received	$10,976	$14,343
Less: Unearned income	(564)	(863)
Plus: Indirect initial costs	11	17
Net investment in direct financing leases	$10,423	$13,497

The following summarizes the future minimum lease payments receivable in fiscal year 2024 and in subsequent fiscal years:

2024, excluding the six months ended June 30, 2024	$2,827
2025	4,899
2026	2,657
2027	543
2028	50
Thereafter	-
Total future minimum payments	$10,976

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At June 30, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.7 years and the weighted-average discount rate was 7.27%. At December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 8.9 years and the weighted-average discount rate was 7.21%.

The Company’s operating lease costs were $183 and $363 for the three and six months ended June 30, 2024, respectively, and $188 and $312 for the three and six months ended June 30, 2023, respectively. The variable lease costs totaled $246 and $437 for the three and six months ended June 30, 2024, respectively, and $188 and $353 for the three and six months ended June 30, 2023, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of June 30, 2024 are as follows:

2024, excluding the six months ended June 30, 2024	$495
2025	820
2026	737
2027	687
2028	700
Thereafter	3,407
Total future minimum rental commitments	6,846
Less - amounts representing interest	(1,897)
Total operating lease liabilities	$4,949

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

Collateral dependent impaired loans: The fair value of collateral dependent impaired loans with specific reserves in the ACL - Loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2024 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,150
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,173
Total securities available for sale	$8,323
Loans held for sale	$3,187

Derivative assets	$3,983

Financial Liabilities:
Derivative liabilities	$3,983

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2024 or December 31, 2023. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2024 and December 31, 2023.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2024 are summarized below:

Fair Value Measurements at June 30, 2024 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Collateral dependent impaired loans:
Commercial	$124
Total collateral dependent impaired loans	$124

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below:

Fair Value Measurements at December 31, 2023 Using
Significant Unobservable Inputs (Level 3)

Collateral dependent impaired loans:
Commercial	$403
Total collateral dependent impaired loans	$403

There were no write-downs of impaired collateral dependent loans during the six months ended June 30, 2024 or 2023.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2024:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Collateral dependent impaired loans:
Commercial	$124	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	10.00%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Collateral dependent impaired loans:
Commercial	$403	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	10.43%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2024 or December 31, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

As of June 30, 2024 and December 31, 2023, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Aggregate fair value	$3,187	$1,849
Contractual balance	3,187	1,849
Gain (loss)	$-	$-

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2024 and 2023 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Interest income	$31	$10	$59	$13
Interest expense	-	-	-	-
Change in fair value	-	-	-	-
Total change in fair value	$31	$10	$59	$13

The carrying amounts and estimated fair values of financial instruments at June 30, 2024 were as follows:

	Fair Value Measurements at June 30, 2024 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$241,775	$241,775	$-	$-	$241,775
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,323	-	8,323	-	8,323
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	3,187	-	3,187	-	3,187
Loans and leases, net	1,687,695	-	-	1,651,370	1,651,370
FHLB and FRB stock	9,830	n/a	n/a	n/a	n/a
Accrued interest receivable	9,559	140	137	9,282	9,559
Derivative assets	3,983	-	3,983	-	3,983

Financial Liabilities
Deposits	$(1,696,476)	$(1,018,376)	$(675,034)	$-	$(1,693,410)
FHLB advances and other borrowings	(137,163)	-	(135,389)	-	(135,389)
Advances by borrowers for taxes and insurance	(154)	-	-	(154)	(154)
Subordinated debentures	(14,980)	-	(17,165)	-	(17,165)
Accrued interest payable	(3,058)	-	(3,058)	-	(3,058)
Derivative liabilities	(3,983)	-	(3,983)	-	(3,983)

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.44% at June 30, 2024 and 8.44% at December 31, 2023.

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

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

three-month SOFR (but not less than zero) plus 4.402%, which was 9.73% at June 30, 2024 and 9.70% at December 31, 2023. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At June 30, 2024, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,825.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2024	December 31, 2023
		(unaudited)
FHLB variable Rate Advances
Maturities less than 30 days	5.40%	$26,000	$-
FHLB fixed rate advances:
Maturities:
2024	1.46%	$18,500	$18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$76,500	$76,500

Variable rate other debt:
Holding Company credit facility	3.85%	34,663	33,495
Total		$137,163	$109,995

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company has a $35,000 credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. At June 30, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34,663 on the facility.

Contractual maturities of the Holding Company credit facility as of June 30, 2024 are as follows:

2024, excluding the six months ended June 30, 2024	$-
2025	1,750
2026	1,750
2027	2,625
2028	2,625
Thereafter	26,250
Less - unamortized debt issuance costs	(337)
$34,663

At June 30, 2024, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at June 30, 2024 and December 31, 2023. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the Federal Reserve Bank (“FRB”) at June 30, 2024 and December 31, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $283 and $516, respectively, for the three and six months ended June 30, 2024 and $299 and $582, respectively, for the three and six months ended June 30, 2023. The total income tax effect was $59 and $108, respectively, for the three and six months ended June 30, 2024 and $63 and $122, respectively, for the three and six months ended June 30, 2023.

The Company’s 2019 Equity Incentive Plan (the “2019” Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009” Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. The first amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. The Company is in the process of preparing a Form S-8 to register the additional 200,000 eligible shares. Upon filing the Form S-8 with the SEC, 201,840 shares will be available for awards.

Stock Options:

The 2019 Plan permits the grant of stock options to directors, officers and employees of the Holding Company and CFBank. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one year to three years, and are exercisable for ten years from the date of grant. Unvested stock options immediately vest upon a change of control.

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

There were no options outstanding at June 30, 2024.

There were no options granted during the six months ended June 30, 2024 and June 30, 2023. There were no options exercised during the six months ended June 30, 2024. There were 3,636 options exercised during the six months ended June 30, 2023.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 74,818 shares of restricted stock granted under the 2019 Plan during the six months ended June 30, 2024. There were 59,784 shares of restricted stock granted during the six months ended June 30, 2023.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2024 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	119,026	$19.99
Granted	74,818	19.16
Vested	(58,792)	19.55
Forfeited	(328)	21.37
Nonvested at June 30, 2024	134,724	$19.72

As of June 30, 2024 and 2023, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $2,291 and $1,989, respectively.

There were 328 shares of restricted stock forfeited during the six month period ended June 30, 2024, and 5,345 shares of restricted stock forfeited during the six months ended June 30, 2023. There were 58,792 shares of restricted stock that vested during the six months ended June 30, 2024, and 41,727 shares of restricted stock that vested during the six months ended June 30, 2023.

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

The following tables present actual and required capital ratios as of June 30, 2024 and December 31, 2023 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital to risk weighted assets	$222,036	13.48%	$172,933	10.50%	$164,698	10.00%
Tier 1 (Core) Capital to risk weighted assets	201,445	12.23%	139,994	8.50%	131,759	8.00%
Common equity tier 1 capital to risk-weighted assets	201,445	12.23%	115,289	7.00%	107,054	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	201,445	10.11%	79,669	4.00%	99,586	5.00%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital to risk weighted assets	$215,164	13.30%	$169,909	10.50%	$161,818	10.00%
Tier 1 (Core) Capital to risk weighted assets	196,977	12.17%	137,546	8.50%	129,455	8.00%
Common equity tier 1 capital to risk-weighted assets	196,977	12.17%	113,273	7.00%	105,182	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	196,977	9.76%	80,727	4.00%	100,908	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

The Bank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Bank receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “accrued interest receivable and other assets” and “accrued interest payable and other liabilities” in the Consolidated Balance Sheets. Changes in the fair value of loan swaps are recorded in other noninterest income and net to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $80,817 at June 30, 2024 and $81,858 at December 31, 2023.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At June 30, 2024, CFBank had $3,466 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of June 30, 2024, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Notional amount	$80,817	$81,858
Weighted average pay rate on interest-rate swaps	5.37%	5.36%
Weighted average receive rate on interest-rate swaps	7.79%	7.81%
Weighted average maturity (years)	7.8	8.2
Fair value of derivative asset	$3,983	$4,710
Fair value of derivative liability	(3,983)	(4,710)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $7,910 of interest lock commitments related to residential mortgage loans at June 30, 2024 and $5,345 of interest rate lock commitments related to residential mortgage loans at December 31, 2023. The fair value of these interest lock commitments was immaterial at June 30, 2024 and December 31, 2023.

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of the period end (in thousands):

	June 30, 2024		December 31, 2023
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$7,910	$-	$5,345	$-

The following table represents the notional amount of loans sold during the three and six months ended June 30, 2024 and 2023 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023
Notional amount of loans sold	$10,837	$3,171	$19,874	$5,162

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table represents the gain (loss) recognized on mortgage activities for the three and six months ended June 30, 2024 and 2023 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023
Gain on loans sold	87	40	177	37
Gain (loss) from change in fair value of loans held-for-sale	-	-	-	-
	$87	$40	$177	$37

NOTE 12 – INCOME TAXES

At June 30, 2024 and December 31, 2023, the Company had a deferred tax asset recorded in the amount of approximately $4,496 and $3,942, respectively. At June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2020.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2024 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At June 30, 2024, the Company had net operating loss carryforwards of $21,927, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. ASC 740 does not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at June 30, 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 12.3% and 16.4%, respectively, for the three and six months ended June 30, 2024 and 20.0% and 19.7%, respectively, for the three and six months ended June 30, 2023, which management believes were reasonable estimates for the effective tax rates for such periods.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.1%	0.3%	(0.3%)	0.0%
Tax exempt earnings on bank owned life insurance	(2.3%)	(0.6%)	(1.5%)	(0.6%)
Dividends on equity securities	(0.6%)	(0.2%)	(0.4%)	(0.2%)
Low income housing tax credits	(6.4%)	(0.5%)	(2.6%)	(0.5%)
Other, net	0.5%	0.0%	0.2%	0.0%
Effective tax rate	12.3%	20.0%	16.4%	19.7%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2024 and 2023 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities		Unrealized Gains and (Losses) on Available-for-Sale Securities

Accumulated other comprehensive loss, beginning of period	$(2,281)	$(2,253)	$(2,290)	$(2,037)
Other comprehensive gain (loss) before reclassifications (2)	44	(148)	53	(364)
Net current-period other comprehensive gain (loss)	44	(148)	53	(364)
Accumulated other comprehensive loss, end of period	$(2,237)	$(2,401)	$(2,237)	$(2,401)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2024 and 2023.

NOTE 14- PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock.

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

NOTE 15- OTHER ASSETS HELD FOR SALE

During the third quarter of 2022, the Company began marketing its Worthington, Ohio headquarters building for sale as it prepared to move its headquarters to Columbus, Ohio. On October 20, 2022, the Company entered into a contract to sell the building for $2,010. As a result, impairment expense of $542 was recorded during September 2022 to adjust the building and land value to the offered price, less costs to sell and the associated assets were transferred to other assets held for sale on the Consolidated Balance Sheet. The sale of the building was completed in May 2023.

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

The following table summarizes the Company’s tax credit investments as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$20,872	$12,742	$15,578	$10,539
Historic Tax Credit (HTC)	2,025	1,573	2,025	1,573
Total	$22,897	$14,315	$17,603	$12,112

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization expense	2024	2023	2024	2023
LIHTC	$354	$130	$707	$260
Total	$354	$130	$707	$260

Tax credits recognized:
LIHTC	$355	$130	$710	$260
Total	$355	$130	$710	$260

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

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the Federal Reserve Board (the “Federal Reserve”). Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc.

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

Recent Regulatory Developments. In March 2024, CFBank’s primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”), publicly released its Community Reinvestment Act (CRA) rating of “Needs to Improve” for CFBank as a result of the OCC’s regularly scheduled evaluation covering 2020 through 2022. The Company believes that the “Needs to Improve” rating was primarily attributable to CFBank’s legacy direct-to-consumer residential mortgage business. Beginning in 2021, CFBank strategically scaled down its residential mortgage business and exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company believes that this change in our residential mortgage business and focus, together with changes in our branch network and other actions taken since 2021, have remediated these legacy issues. While CFBank’s CRA rating remains “Needs to Improve,” the Company is subject to additional requirements and conditions with respect to certain activities, including acquisitions of and mergers with other financial institutions and commencement of new activities. CFBank’s next CRA evaluation is expected to commence in 2026.

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

Financial Condition

General. Assets totaled $2.0 billion at June 30, 2024 and decreased $18.0 million, or 0.9%, from $2.1 billion at December 31, 2023. The decrease was primarily due to a $19.8 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $241.8 million at June 30, 2024, and decreased $19.8 million, or 7.6%, from $261.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily attributed to a decrease in net deposit balances, partially offset by an increase in FHLB advances and other debt.

Securities. Securities available for sale totaled $8.3 million at June 30, 2024, and increased $231,000, or 2.9%, compared to $8.1 million at December 31, 2023. The increase was due to the purchases of new securities, partially offset by principal maturities.

Loans held for sale. Loans held for sale totaled $3.2 million at June 30, 2024, and increased $1.4 million, or 72.4%, from $1.8 million at December 31, 2023.

Loans and Leases. Net loans and leases totaled $1.7 billion at June 30, 2024, and decreased $6.4 million, or 0.4%, from $1.7 billion at December 31, 2023. The decrease in net loans and leases from December 31, 2023, was primarily due to $4.0 million decrease in loans and leases balances coupled with a $2.4 million increase in the allowance for credit losses. The decrease in loans and leases balances was primarily due to a $17.9 million decrease in commercial loan balances, a $10.4 million decrease in single-family residential loan balances, a $5.8 million decrease in construction loan balances, and a $2.4 million decrease in multi-family loan balances, partially offset by a $26.8 million increase in commercial real estate loan balances and a $4.9 million increase in home equity lines of credit. The increase in the allowance for credit losses was primarily driven by the provision for credit losses of $4.5 million, partially offset by net charge-offs of $2.1 million.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $19.3 million at June 30, 2024, and increased $2.4 million, or 14.3%, from $16.9 million at December 31, 2023. The increase in the ACL - Loans was primarily driven by additional reserves placed on two individually-evaluated commercial loan participations, which were acquired from regional banks, partially offset by charge-offs of $2.1 million. The ratio of the ACL - Loans to total loans was 1.13% at June 30, 2024, compared to 0.99% at December 31, 2023.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $9.2 million at June 30, 2024, and increased $5.7 million, or 163.9%, from $3.5 million at December 31, 2023. The increase was primarily due to newly identified commercial loans during the six months ended June 30, 2024, totaling $6.2 million, partially offset by charge-offs and principal payments. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $4.3 million at June 30, 2024 and $697,000 at December 31, 2023.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $10.9 million at June 30, 2024, and increased $5.2 million from $5.7 million at December 31, 2023. The increase in nonaccrual loans was primarily driven by two commercial loans, totaling $4.7 million, three commercial equipment leases, totaling $183,000, and two single-family residential loans, totaling $919,000, becoming nonaccrual during the six months ended June 30, 2024, partially offset by paydowns and approximately $373,000 in charge-offs. The ratio of nonperforming loans to total loans was 0.64% at June 30, 2024 compared to 0.33% at December 31, 2023.

During the six months ended June 30, 2024, the Company modified one commercial loan, totaling $4.4 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments, increase the interest rate, extend the maturity date and institute a minimum EBITDA covenant. During the six months ended June 30, 2023, the Company did not modify any loans.

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

The level of total criticized and classified loans increased by $4.9 million, or 37.3%, during the six months ended June 30, 2024. Loans designated as special mention increased $4.2 million, or 102.8%, and totaled $8.3 million at June 30, 2024, compared to $4.1 million at December 31, 2023. Loans classified as substandard increased $1.2 million, or 13.5%, and totaled $9.8 million at June 30, 2024, compared to $8.6 million at December 31, 2023. Loans designated as doubtful declined $448,000 and totaled $0 at June 30, 2024, compared to $448,000 and December 31, 2023. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $5.6 million and totaled $7.6 million at June 30, 2024, compared to $2.0 million at December 31, 2023. Past due loans totaled 0.4% of the loan portfolio at June 30, 2024, compared to 0.1% at December 31, 2023. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $134.5 million, or 31.9%, of CFBank’s commercial portfolio at June 30, 2024, compared to $147.5 million, or 33.5%, at December 31, 2023. Interest only home equity lines of credit totaled $39.3 million, or 96.1%, of the total home equity lines of credit at June 30, 2024, compared to $33.6 million, or 93.4%, at December 31, 2023.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of June 30, 2024; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at June 30, 2024 or December 31, 2023. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.7 billion at June 30, 2024, a decrease of $47.6 million, or 2.7%, when compared to $1.7 billion at December 31, 2023. The decrease when compared to December 31, 2023, is primarily due to a $29.4 million decrease in interest-bearing account balances, coupled with an $18.2 million decrease in noninterest-bearing account balances. The decrease in interest-bearing account balances, when compared to December 31, 2023, included a $14.2 million reduction in brokered deposits.

At June 30, 2024, approximately 28.6% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.2% at December 31, 2023.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $426.2 million at June 30, 2024, and decreased $14.2 million, or 3.2%, from $440.4 million at December 31, 2023. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $263.9 million at June 30, 2024, and increased $26.1 million, or 11.0%, from $237.8 million at December 31, 2023.

FHLB advances and other debt. FHLB advances and other debt totaled $137.2 million at June 30, 2024, an increase of $27.2 million, or 24.7%, when compared to $110.0 million at December 31, 2023. The increase was primarily due to a $26.0 million short-term FHLB advance.

The Holding Company has a $35.0 million credit facility. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. As of June 30, 2024, the Company had an outstanding balance, net of unamortized issuance costs, of $34.7 million on the facility.

At June 30, 2024, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at June 30, 2024 or December 31, 2023.

Subordinated debentures. Subordinated debentures totaled $15.0 million at both June 30, 2024 and December 31, 2023. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at June 30, 2024 and December 31, 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Stockholders’ equity. Stockholders’ equity totaled $159.6 million at June 30, 2024, an increase of $4.2 million, or 2.7%, from $155.4 million at December 31, 2023. The increase in stockholders’ equity during the six months ended June 30, 2024 was primarily attributed to net income, partially offset by $773,000 in dividend payments.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process. CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income. Management remains focused on growing capital through earnings; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2024 and 2023.

General. Net income for the three months ended June 30, 2024 totaled $1.7 million (or $0.26 per diluted common share) compared to net income of $4.2 million (or $0.66 per diluted common share) for the three months ended June 30, 2023. The decrease in net income was primarily the result of an increase in provision for credit losses expense and a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in noninterest expense.

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

Net interest income totaled $11.4 million for the quarter ended June 30, 2024 and decreased $119,000, or 1.0%, compared to net interest income of $11.5 million for the quarter ended June 30, 2023. The decrease was primarily due to a $3.2 million, or 21.8%, increase in interest expense, partially offset by a $3.1 million, or 11.8%, increase in interest income. The increase in interest expense was attributed to a 68bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $56.6 million, or 3.7%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 40bps increase in the average yield on interest-earning assets, coupled with an $84.4 million, or 4.6%, increase in average interest-earning assets outstanding. The net interest margin of 2.39% for the quarter ended June 30, 2024 decreased 13bps compared to the net interest margin of 2.52% for the second quarter of 2023.

Interest income totaled $29.3 million for the quarter ended June 30, 2024, and increased $3.1 million, or 11.8%, compared to $26.2 million for the quarter ended June 30, 2023. The increase in interest income was primarily attributed to a 42bps increase in the average yield on loans and leases and loans held for sale, coupled with a $61.0 million, or 3.7%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $17.9 million for the quarter ended June 30, 2024, and increased $3.2 million, or 21.8%, compared to $14.7 million for the quarter ended June 30, 2023. The increase in interest expense was primarily attributed to a 72bps increase in the average rate of interest-bearing deposits, coupled with a $55.2 million, or 4.0%, increase in average interest-bearing deposits.

Provision for credit losses. There was $3.6 million in provision for credit losses expense for the quarter ended June 30, 2024, which reflected an increase of $3.6 million, compared to a $12,000 provision for the quarter ended June 30, 2023. The increase in the provision for credit losses was primarily driven by reserves placed on two individually-evaluated commercial loan participations previously purchased by CFBank, totaling $3.1 million. Net charge-offs for the quarter ended June 30, 2024 totaled $2.1 million compared to net recoveries of $16,000 for the prior quarter and net recoveries of $108,000 for the quarter ended June 30, 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2024 and 2023.

	For the three months ended June 30,
	2024	2023
(unaudited)	(Dollars in thousands)
Commercial	$1,867	$(85)
Single-family residential real estate	(7)	(19)
Home equity lines of credit	(2)	(1)
Other consumer loans	250	(3)
Total	$2,108	$(108)

Noninterest income. Noninterest income for the quarter ended June 30, 2024 totaled $1.2 million and increased $240,000, or 24.5%, compared to $978,000 for the quarter ended June 30, 2023. The increase was primarily due to a $244,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the quarter ended June 30, 2024 totaled $7.1 million and decreased $81,000, or 1.1%, compared to $7.2 million for the quarter ended June 30, 2023. The decrease in noninterest expense was primarily due to a $208,000 decrease in salaries and employee benefits, partially offset by a $162,000 increase in data processing expense. The decrease in salaries and employee benefits was primarily related to a $62,000 reduction in payroll related taxes, due to a one-time tax rate adjustment payment of approximately $54,000 that occurred in the second quarter of 2023. In addition, there was also a $50,000 decrease in incentive expense and a $36,000 decrease in the deferred compensation plan expense. The increase in data processing expense was primarily due to an increase in our average monthly core processing charges of approximately $26,000 per month coupled with a $37,000 one-time implementation fee.

Income tax expense. Income tax expense was $237,000 for the quarter ended June 30, 2024, a decrease of $819,000 compared to $1.1 million for the quarter ended June 30, 2023. The effective tax rate for the quarter ended June 30, 2024 was approximately 12.3%, as compared to approximately 20.0% for the quarter ended June 30, 2023. The reduction in the effective tax rate for the quarter ended June 30, 2024 was a result of a decrease in pre-tax net income combined with an increase in the benefits received from tax-credit investments.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2024 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing tax credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2024 and 2023.

General. Net income for the six months ended June 30, 2024 totaled $4.8 million (or $0.74 per diluted common share) compared to net income of $8.7 million (or $1.35 per diluted common share) for the six months ended June 30, 2023. The decrease in net income was primarily the result of an increase in provision for credit losses expense, and a decrease in net interest income partially offset by a decrease in noninterest expense and an increase in noninterest income.

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

Net interest income totaled $22.7 million for the six months ended June 30, 2024 and decreased $1.5 million, or 6.5%, compared to net interest income of $24.2 million for the six months ended June 30, 2023. The decrease was primarily due to a $9.5 million, or 36.5%, increase in interest expense, partially offset by an $8.0 million, or 15.9%, increase in interest income. The increase in interest expense was attributed to a 96bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $111.2 million, or 7.6%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 46bps increase in the average yield on interest-earning assets, coupled with a $130.1 million, or 7.3%, increase in average interest-earning assets

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

outstanding. The net interest margin of 2.37% for the six months ended June 30, 2024 decreased 35bps compared to the net interest margin of 2.72% for the six months ended June 30, 2023.

Interest income totaled $58.4 million for the six months ended June 30, 2024, and increased $8.0 million, or 15.9%, compared to $50.4 million for the six months ended June 30, 2023. The increase in interest income was primarily attributed to a 46bps increase in the average yield on loans and leases and loans held for sale, coupled with an $84.0 million, or 5.2%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $35.7 million for the six months ended June 30, 2024, and increased $9.5 million, or 36.5%, compared to $26.2 million for the six months ended June 30, 2023. The increase in interest expense was primarily attributed to a 102bps increase in the average rate of interest-bearing deposits, coupled with a $109.9 million, or 8.2%, increase in average interest-bearing deposits.

Provision for credit losses. There was $4.8 million in provision for credit losses expense for the six months ended June 30, 2024, which reflected an increase of $4.5 million compared to a $249,000 provision for the six months ended June 30, 2023. The increase in the provision for credit losses during the six months ended June 30, 2024 was primarily driven by a reserves placed on individually evaluated commercial participations purchased loans, totaling $3.1 million. Net charge-offs for the six months ended June 30, 2024 totaled $2.1 million, compared to net recoveries of $103,000 for the six months ended June 30, 2023.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2024 and 2023.

	For the six months ended June 30.
	2024	2023
(unaudited)	(Dollars in thousands)
Commercial	$1,861	$(80)
Single-family residential real estate	(15)	(22)
Home equity lines of credit	(4)	(1)
Other consumer loans	250	-
Total	$2,092	$(103)

Noninterest income. Noninterest income for the six months ended June 30, 2024 totaled $2.1 million and increased $426,000, or 25.1%, compared to $1.7 million for the six months ended June 30, 2023. The increase was primarily due to a $499,000 increase in service charges on deposit accounts and increases of $167,000 and $140,000 in net gains on sales of commercial loans and residential mortgage loans, respectively, partially offset by a $208,000 decrease in other noninterest income.

Noninterest expense. Noninterest expense for the six months ended June 30, 2024 totaled $14.3 million and decreased $585,000, or 3.9%, compared to $14.9 million for the six months ended June 30, 2023. The decrease in noninterest expense was primarily due to a $686,000 decrease in salaries and employee benefits, partially offset by $228,000 increase in data processing expense. The decrease in salaries and employee benefits was primarily related to a $476,000 decrease in salaries, a $101,000 decrease in employee health insurance and other benefits, a $55,000 decrease in incentive expense, and a $49,000 decrease in payroll related taxes, due to a one-time tax rate adjustment payment of approximately $54,000 that occurred in the second quarter of 2023. The increase in data processing expense was primarily due to an increase in our average monthly core processing charges of approximately $26,000 per month coupled with a $37,000 one-time implementation fee.

Income tax expense. Income tax expense was $932,000 for the six months ended June 30, 2024, a decrease of $1.2 million compared to $2.1 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was approximately 16.4%, as compared to approximately 19.7% for the six months ended June 30, 2023. The reduction in the effective tax rate for the six months ended June 30, 2024 was a result of a decrease in pre-tax net income combined with an increase in the benefits received from tax-credit investments.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2024 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended June 30,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$12,902	$133	3.37%	$14,406	$213	4.94%
Loans and leases and loans held for sale (3)	1,688,522	26,339	6.24%	1,627,516	23,684	5.82%
Other earning assets	191,199	2,679	5.60%	165,843	2,190	5.28%
FHLB and FRB stock	8,646	164	7.59%	9,133	138	6.04%
Total interest-earning assets	1,901,269	29,315	6.16%	1,816,898	26,225	5.76%
Noninterest-earning assets	96,107			92,456
Total assets	$1,997,376			$1,909,354

Interest-bearing liabilities:
Deposits	$1,443,860	16,784	4.65%	$1,388,672	13,660	3.93%
FHLB advances and other borrowings	126,918	1,164	3.67%	125,505	1,079	3.44%
Total interest-bearing liabilities	1,570,778	17,948	4.57%	1,514,177	14,739	3.89%

Noninterest-bearing liabilities	266,393			249,608
Total liabilities	1,837,171			1,763,785

Equity	160,205			145,569
Total liabilities and equity	$1,997,376			$1,909,354

Net interest-earning assets	$330,491			$302,721
Net interest income/interest rate spread		$11,367	1.59%		$11,486	1.87%
Net interest margin			2.39%			2.52%
Average interest-earning assets
to average interest-bearing liabilities	121.04%			119.99%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$12,989	$262	3.30%	$14,799	$428	4.89%
Loans and leases and loans held for sale (3)	1,691,611	52,349	6.19%	1,607,635	46,022	5.73%
Other earning assets	193,899	5,461	5.63%	145,922	3,692	5.06%
FHLB and FRB stock	8,567	329	7.68%	8,601	259	6.02%
Total interest-earning assets	1,907,066	58,401	6.12%	1,776,957	50,401	5.66%
Noninterest-earning assets	93,719			90,125
Total assets	$2,000,785			$1,867,082

Interest-bearing liabilities:
Deposits	$1,448,629	33,434	4.62%	$1,338,694	24,079	3.60%
FHLB advances and other borrowings	126,321	2,316	3.67%	125,060	2,103	3.36%
Total interest-bearing liabilities	1,574,950	35,750	4.54%	1,463,754	26,182	3.58%

Noninterest-bearing liabilities	267,053			259,639
Total liabilities	1,842,003			1,723,393

Equity	158,782			143,689
Total liabilities and equity	$2,000,785			$1,867,082

Net interest-earning assets	$332,116			$313,203
Net interest income/interest rate spread		$22,651	1.58%		$24,219	2.08%
Net interest margin			2.37%			2.72%
Average interest-earning assets
to average interest-bearing liabilities	121.09%			121.40%

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

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2023			June 30, 2023
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(60)	$(20)	$(80)	$(121)	$(45)	$(166)
Loans and leases	1,745	910	2,655	3,847	2,480	6,327
Other earning assets	140	349	489	453	1,316	1,769
FHLB and FRB Stock	70	(44)	26	73	(3)	70
Total interest-earning assets	1,895	1,195	3,090	4,252	3,748	8,000

Interest-bearing liabilities:
Deposits	2,564	560	3,124	7,258	2,097	9,355
FHLB advances and other borrowings	73	12	85	192	21	213
Total interest-bearing liabilities	2,637	572	3,209	7,450	2,118	9,568

Net change in net interest income	$(742)	$623	$(119)	$(3,198)	$1,630	$(1,568)

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

We believe there have been no significant changes during the six months ended June 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$242,732	$262,004
Additional borrowing capacity at the FHLB	164,484	183,654
Additional borrowing capacity at the FRB	141,841	136,240
Unused commercial bank lines of credit	65,000	65,000
Total	$614,057	$646,898

Cash, unpledged securities and deposits in other financial institutions decreased $19.3 million, or 7.4%, to $242.7 million at June 30, 2024, compared to $262.0 million at December 31, 2023. The decrease is primarily attributed to a decrease in deposits, partially offset by an increase in short-term borrowings.

CFBank’s additional borrowing capacity with the FHLB decreased $19.2 million, or 10.4%, to $164.5 million at June 30, 2024, compared to $183.7 million at December 31, 2023. The decrease was primarily related to a $26.0 million short-term borrowing.

CFBank’s additional borrowing capacity at the FRB increased $5.6 million, or 4.1%, to $141.8 million at June 30, 2024 from $136.2 million at December 31, 2023. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at June 30, 2024 and at December 31, 2023.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at June 30, 2024 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $435,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 8.41% at June 30, 2024.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $970,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 9.73% at June 30, 2024.

The Holding Company has a $35.0 million credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. At June 30, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.7 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2024, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2024.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2024.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (3)	Maximum number of common shares that may yet be purchased under the plans or programs
April 1, 2024 through April 30, 2024	2,245	(1)	19.56	2,245	229,402
May 1, 2024 through May 31, 2024	-		-	-	229,402
June 1, 2024 through June 30, 2024	-		-	-	-
Total	2,245		$19.56	2,245

(1)On July 5, 2023, the Company’s Board of Directors authorized a new stock repurchase program pursuant to which the Company was authorized to repurchase up to 250,000 shares of the Company’s common stock on or before June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)None.

(b)None.

(c)During the quarter ended June 30, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.12

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated February 5, 2024, filed with the Commission on February 6, 2024 (File No. 0-25045))

3.13

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

10.1

First Amendment to Employment Agreement, dated as of June 6, 2024, by and among CF Bancshares Inc., CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 6, 2024, filed with the Commission on June 6, 2024 (File No. 0-25045))

10.2

First Amendment to Employment Agreement, dated as of June 6, 2024, by and among CF Bancshares Inc., CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 6, 2024, filed with the Commission on June 6, 2024 (File No. 0-25045))

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

CF BANKSHARES INC.

Dated: August 14, 2024	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 14, 2024	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer