Form 10-Q
period 2024-09-30
CF BANKSHARES INC.
filed 2024-11-13
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes [  ]    No [X]

As of November 8, 2024, there were 5,125,885 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$233,520	$261,595
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,690	8,092
Equity securities	5,000	5,000
Loans held for sale, at fair value	5,240	1,849
Loans and leases, net of allowance for credit losses of $16,780 and $16,865, respectively	1,717,075	1,694,133
FHLB and FRB stock	8,908	8,482
Premises and equipment, net	3,480	3,812
Operating lease right-of-use assets	6,259	5,221
Bank owned life insurance	26,899	26,266
Accrued interest receivable and other assets	51,323	44,065
Total assets	$2,066,494	$2,058,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$257,715	$235,916
Interest bearing	1,487,861	1,508,141
Total deposits	1,745,576	1,744,057
FHLB advances and other debt	108,672	109,995
Advances by borrowers for taxes and insurance	1,214	2,179
Operating lease liabilities	6,387	5,302
Accrued interest payable and other liabilities	25,652	26,747
Subordinated debentures	14,990	14,961
Total liabilities	1,902,491	1,903,241

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,525,611 at September 30, 2024 and 5,665,958 at December 31, 2023	55	57
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at September 30, 2024 and December 31, 2023	13	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized;
2,160 shares issued at September 30, 2024 and 0 shares issued at December 31, 2023	-	-
Additional paid-in capital	91,912	91,068
Retained earnings	84,326	76,517
Accumulated other comprehensive loss	(1,960)	(2,290)
Treasury stock, at cost; 398,201 shares of voting common stock at September 30, 2024 and 381,098 shares of voting common stock at December 31, 2023	(10,343)	(9,991)
Total stockholders' equity	164,003	155,374
Total liabilities and stockholders' equity	$2,066,494	$2,058,615

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans and leases, including fees	$27,189	$25,121	$79,538	$71,143
Securities	144	101	406	529
FHLB and FRB stock dividends	167	166	496	425
Federal funds sold and other	2,496	2,778	7,957	6,470
	29,996	28,166	88,397	78,567
Interest expense
Deposits	17,382	15,421	50,816	39,500
FHLB advances and other debt	785	783	2,370	2,314
Subordinated debentures	369	295	1,100	867
	18,536	16,499	54,286	42,681
Net interest income	11,460	11,667	34,111	35,886
Provision for credit losses
Provision for credit losses-loans	786	1,198	5,298	1,402
Provision (reversal) for credit losses-unfunded commitments	(228)	(5)	58	40
	558	1,193	5,356	1,442
Net interest income after provision for credit losses	10,902	10,474	28,755	34,444
Noninterest income
Service charges on deposit accounts	655	396	1,837	1,079
Net gains on sales of residential mortgage loans	110	48	287	85
Net gains on sales of commercial loans	-	12	167	12
Swap fee income	252	444	252	616
Earnings on bank owned life insurance	216	157	633	462
Other	373	244	553	744
	1,606	1,301	3,729	2,998
Noninterest expense
Salaries and employee benefits	3,539	3,420	10,617	11,184
Occupancy and equipment	472	427	1,377	1,264
Data processing	623	532	1,887	1,568
Franchise and other taxes	326	308	968	935
Professional fees	654	635	1,907	1,873
Director fees	153	162	421	496
Postage, printing and supplies	29	31	115	123
Advertising and marketing	47	53	99	307
Telephone	51	61	154	197
Loan expenses	233	151	939	510
Depreciation	119	145	371	426
FDIC premiums	529	568	1,628	1,590
Regulatory assessment	63	63	194	181
Other insurance	45	55	152	154
Other	343	149	676	816
	7,226	6,760	21,505	21,624
Income before incomes taxes	5,282	5,015	10,979	15,818
Income tax expense	1,077	984	2,009	3,116
Net income	$4,205	$4,031	$8,970	$12,702
Earnings allocated to participating securities (Series D preferred stock)	(140)	-	(251)	-
Net income attributable to common stockholders	$4,065	$4,031	$8,719	$12,702

Earnings per common share:
Basic	$0.65	$0.63	$1.39	$1.98
Diluted	$0.65	$0.62	$1.38	$1.97

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$4,205	$4,031	$8,970	$12,702
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $74 and $4 and $88 and ($92)	277	17	330	(347)
Other comprehensive income (loss), net of tax	277	17	330	(347)
Comprehensive income	$4,482	$4,048	$9,300	$12,355

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended September 30, 2024	Voting Common Stock	Non-Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at July 1, 2024	$55	$13	$-	$91,586	$80,509	$(2,237)	$(10,336)	$159,590
Net income	-	-	-	-	4,205	-		4,205
Other comprehensive income	-	-	-	-	-	277	-	277
Issuance of 800 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	-	326	-	-	-	326
Acquisition of 345 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(7)	(7)
Cash dividends declared on common stock ($0.06 per share)	-	-	-	-	(375)	-	-	(375)
Cash dividends declared on Series D preferred Stock ($6.00 per share)	-	-	-	-	(13)	-	-	(13)
Balance at September 30, 2024	$55	$13	$-	$91,912	$84,326	$(1,960)	$(10,343)	$164,003

Nine months ended September 30, 2024	Voting Common Stock	Non-Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	$57	$13	$-	$91,068	$76,517	$(2,290)	$(9,991)	$155,374
Net income	-	-	-	-	8,970	-	-	8,970
Other comprehensive income	-	-	-	-	-	330	-	330
Issuance of 75,618 stock based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	-	842	-	-	-	842
Acquisition of 6,007 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(129)	(129)
Purchase of 11,095 treasury shares	-	-	-	-	-	-	(223)	(223)
Conversion of 216,000 shares of voting common stock to 2,160 shares of Series D Preferred Stock	(2)	-	-	2	-	-	-	-
Cash dividends declared on common stock ($0.18 per share)	-	-	-	-	(1,136)	-	-	(1,136)
Cash dividends declared on Series D preferred Stock ($12.00 per share)	-	-	-	-	(25)	-	-	(25)
Balance at September 30, 2024	$55	$13	$-	$91,912	$84,326	$(1,960)	$(10,343)	$164,003

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended September 30, 2023	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at July 1, 2023	$57	$13	$90,422	$69,022	$(2,401)	$(9,772)	$147,341
Net income	-	-	-	4,031	-	-	4,031
Other comprehensive income	-	-	-	-	17	-	17
Restricted stock expense, net of forfeitures	-	-	294	-	-	-	294
Stock options exercised	-	-	15	-	-	-	15
Acquisition of 1,428 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(24)	(24)
Acquisition of 1,053 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(19)	(19)
Cash dividends declared on common stock ($0.06 per share)	-	-	-	(385)	-	-	(385)
Balance at September 30, 2023	$57	$13	$90,731	$72,668	$(2,384)	$(9,815)	$151,270

Nine months ended September 30, 2023	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2022	$56	$13	$89,813	$61,095	$(2,037)	$(9,692)	$139,248
Cumulative effect of ASC 326 adoption	-	-	-	(39)	-	-	(39)
Balance at January 1, 2023	56	13	89,813	61,056	(2,037)	(9,692)	139,209
Net income	-	-	-	12,702	-	-	12,702
Other comprehensive loss	-	-	-	-	(347)	-	(347)
Issuance of 59,784 stock based incentive plan shares, net of forfeitures	1	-	(1)	-	-	-	-
Restricted stock expense, net of forfeitures	-	-	875	-	-	-	875
Stock options exercised	-	-	44	-	-	-	44
Acquisition of 4,875 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	(96)	(96)
Acquisition of 1,555 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	(27)	(27)
Cash dividends declared on common stock ($0.17 per share)	-	-	-	(1,090)	-	-	(1,090)
Balance at September 30, 2023	$57	$13	$90,731	$72,668	$(2,384)	$(9,815)	$151,270

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Net Income	$8,970	$12,702
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,356	1,442
Depreciation	371	426
Accretion, net	(940)	(671)
Deferred income tax expense (benefit)	6	(97)
Originations of loans held for sale	(31,926)	(8,809)
Proceeds from sale of loans held for sale	28,822	8,119
Net gains on sales of residential mortgage loans	(287)	(85)
Net gains on sales of commercial loans	(167)	(12)
Loss on sale of other assets held for sale	-	13
Loss on disposal of premises and equipment	-	60
Earnings on bank owned life insurance	(633)	(462)
Stock-based compensation expense	842	875
Net change in:
Accrued interest receivable and other assets	(1,809)	(3,116)
Operating lease right-of-use asset	581	487
Operating lease liability	(535)	(489)
Accrued interest payable and other liabilities	(7,095)	(312)
Net cash from operating activities	1,556	10,071
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,005	1,510
Purchases	(1,170)	-
Loan and lease originations and payments, net	(31,143)	(88,571)
Proceeds from the sale of commercial loans	4,011	361
Additions to premises and equipment	(39)	(648)
Purchase of FRB and FHLB stock	(426)	(557)
Purchase of other investments	-	(1,200)
Other adjustments	439	492
Proceeds from the sale of other assets held for sale	-	1,892
Net cash used by investing activities	(27,323)	(86,721)
Cash flows from financing activities:
Net change in deposits	1,519	157,071
Proceeds from FHLB advances and other debt	27,151	37,060
Repayments on FHLB advances and other debt	(28,500)	(36,560)
Net change in advances by borrowers for taxes and insurance	(965)	(1,776)
Cash dividends paid	(1,161)	(1,090)
Proceeds from exercise of stock options	-	44
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise of stock options for exercise proceeds	(129)	(123)
Purchase of treasury shares	(223)	-
Net cash (used by) from financing activities	(2,308)	154,626
Net change in cash and cash equivalents	(28,075)	77,976
Beginning cash and cash equivalents	261,595	151,787
Ending cash and cash equivalents	$233,520	$229,763

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$54,230	$41,018
Income tax paid	358	3,175

Supplemental noncash disclosures:
Investment payable on limited partnerships	$6,000	$940
Initial recognition of operating lease asset	1,619	4,267
Right-of-use asset obtained in exchange for new operating lease liability	1,619	4,267

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2024 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2023 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (referred to herein as the “2023 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of September 30, 2024, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Allowance for Credit Losses – Unfunded Commitments: The allowance for credit losses on unfunded commitments is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Unfunded commitments primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for unfunded commitments is adjusted through the income statement as a component of provision for credit loss.

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

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at September 30, 2024.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive securities during the three and nine months ended September 30, 2024 and no anti-dilutive securities for the three and nine months ended September 30, 2023. The factors used in the earnings per share computation follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Basic
Net income	$4,205	$4,031	$8,970	$12,702
Earnings allocated to participating securities	(140)	-	(251)	-
Net income allocated to common shareholders	$4,065	$4,031	$8,719	$12,702

Weighted average common shares outstanding including unvested share-based payment awards	6,388,016	6,549,570	6,393,724	6,545,494
Less: Unvested share-based payment awards-2019 Incentive Plan	(134,300)	(120,372)	(113,796)	(128,611)
Average shares	6,253,716	6,429,198	6,279,928	6,416,883
Basic earnings per common share	$0.65	$0.63	$1.39	$1.98

Diluted
Net income allocated to common shareholders	$4,065	$4,031	$8,719	$12,702
Add: Earnings allocated to participating securities	-	-	-	-
Net income	$4,065	$4,031	$8,719	$12,702

Weighted average common shares outstanding for basic earnings per common share	6,253,716	6,429,198	6,279,928	6,416,883
Add: Dilutive effects of assumed exercises of stock options	-	2,999	-	4,471
Add: Dilutive effects of assumed preferred stock conversion	-	-	-	-
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	40,192	24,378	22,531	18,577
Average shares and dilutive potential common shares	6,293,908	6,456,575	6,302,459	6,439,931
Diluted earnings per common share	$0.65	$0.62	$1.38	$1.97

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

Recent and Future Accounting Pronouncements and Developments:

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company completed its transition from the use of LIBOR in 2023. The adoption of ASU No. 2020-04 did not have a material impact on our Consolidated Financial Statements.

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

Future Accounting Matters:

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC Topic 280 in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements and disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. The pronouncement requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its Consolidated Financial Statements and disclosures.

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

All of the Company’s revenue from contracts with customers is recognized within Noninterest income. Descriptions of revenue-generating activities which are presented in our Consolidated Statements of Income as components of Noninterest income are as follows:

•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity, or transaction-based fees, and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at September 30, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024 (unaudited)
Corporate debt	$9,982	$-	$2,482	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,189	1	-	1,190
Total	$11,171	$1	$2,482	$8,690

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Corporate debt	$9,980	$-	$2,880	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	-	19	988
Mortgage-backed securities - residential (1)	4	-	-	4
Total	$10,991	$-	$2,899	$8,092

(1)Unrealized loss is less than $1 resulting in rounding to zero.

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at September 30, 2024 or September 30, 2023.

There were no sales of securities during the three and nine months ended September 30, 2024 and 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at September 30, 2024 and December 31, 2023 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024		December 31, 2023
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,189	$1,190	$1,007	$988
Due from five to ten years	9,982	7,500	9,980	7,100
Mortgage-backed securities - residential	-	-	4	4
Total	$11,171	$8,690	$10,991	$8,092

Fair value of securities pledged as collateral was as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Pledged as collateral for:
FHLB advances	$-	$497
Public deposits	645	492
Total	$645	$989

At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2024 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,500	$2,482	$7,500	$2,482
Total impaired	$-	$-	$7,500	$2,482	$7,500	$2,482

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,100	$2,880	$7,100	$2,880
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	$988	19	988	19
Mortgage-backed securities - residential (1)	1	-	3	-	4	-
Total impaired	$1	$-	$8,091	$2,899	$8,092	$2,899

(1)Unrealized loss is less than $1 resulting in rounding to zero.

At September 30, 2024, 86.3% of the Company’s available for sale securities were reported at less than historical cost. At December 31, 2023, 100% of the Company's available for sale securities were reported at less than historical cost.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The unrealized losses at September 30, 2024 were related to one Corporate debt security. The unrealized losses at December 31, 2023 were related to one Corporate debt security, one Mortgage-backed security and two U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not record an allowance for credit losses at September 30, 2024 and December 31, 2023.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	September 30, 2024	December 31, 2023
	(unaudited)
Commercial (1)	$432,916	$439,895
Real estate:
Single-family residential	461,161	478,224
Multi-family residential	176,549	130,778
Commercial	447,790	433,026
Construction	171,495	190,722
Consumer:
Home equity lines of credit	40,930	35,960
Other	3,014	2,393
Subtotal	1,733,855	1,710,998
Less: ACL – Loans	(16,780)	(16,865)
Loans and leases, net	$1,717,075	$1,694,133

(1)Includes $9,076 and $13,497 of commercial leases at September 30, 2024 and December 31, 2023, respectively.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The Company qualitatively adjusts model results for risk factors that are not inherently considered in the historical losses, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in economic conditions, (ii) changes in the nature and volume of the loan portfolio, (iii) changes in the existence, growth and effect of any concentrations in credit, (iv) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (v) changes in the quality of the credit review function, (vi) changes in the experience, ability and depth of lending management and staff, (vii) changes in the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans, (viii) changes in the value of underlying collateral for collateral-dependent loans, and (ix) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three and nine months ended September 30, 2024 and 2023 (unaudited).

	Three Months Ended September 30, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, July 1, 2024	$8,756	$3,306	$1,015	$4,288	$1,236	$383	$301	$19,285
Provision of credit losses	574	(213)	499	(166)	74	12	6	786
Recoveries on loans	30	8	-	-	-	1	-	39
Loans charged off	(3,300)	-	-	-	-	-	(30)	(3,330)
Balances, September 30, 2024	$6,060	$3,101	$1,514	$4,122	$1,310	$396	$277	$16,780

	Nine Months Ended September 30, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865
Provision of credit losses	5,307	(293)	283	17	(397)	57	324	5,298
Recoveries on loans	42	23	-	-	-	5	-	70
Loans charged off	(5,173)	-	-	-	-	-	(280)	(5,453)
Balances, September 30, 2024	$6,060	$3,101	$1,514	$4,122	$1,310	$396	$277	$16,780

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, July 1, 2023	$5,339	$3,101	$949	$4,079	$2,101	$323	$68	$15,960
Provision of credit losses	1,294	24	136	(251)	(55)	(10)	60	1,198
Recoveries on loans	-	9	-	-	-	2	-	11
Loans charged off	(137)	-	-	-	-	-	-	(137)
Balances, September. 30, 2023	$6,496	$3,134	$1,085	$3,828	$2,046	$315	$128	$17,032

	Nine Months Ended September 30, 2023 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption of ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	912	147	22	(282)	421	108	74	1,402
Recoveries on loans	85	31	-	-	-	3	3	122
Loans charged off	(142)	-	-	-	-	-	(3)	(145)
Balances, September 30, 2023	$6,496	$3,134	$1,085	$3,828	$2,046	$315	$128	$17,032

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

	September 30, 2024 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$8,486	$8,486	$360
Real estate:
Single-family residential	87	-	87	-
Total	$87	$8,486	$8,573	$360

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2023
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$449	$449	$44
Real estate:
Single-family residential	90	-	90	-
Total	$90	$449	$539	$44

The following table presents the recorded investment in nonaccrual loans by class of loans at September 30, 2024 (unaudited):

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$13,053	$7,233
Real estate:
Single-family residential	1,531	1,531
Consumer:
Home equity lines of credit:	13	13
Total nonaccrual loans	$14,597	$8,777

The following table presents the recorded investment in nonaccrual loans by class of loans at December 31, 2023.

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$5,048	$1,658
Real estate:
Single-family residential	627	627
Consumer:
Home equity lines of credit:	17	17
Other consumer	30	30
Total nonaccrual loans	$5,722	$2,332

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2024 or December 31, 2023.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2024 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$50	$89	$5,629	$5,768	$427,148	$7,424
Real estate:
Single-family residential	-	332	1,481	1,813	459,348	50
Multi-family residential	-	-	-	-	176,549	-
Commercial:
Non-owner occupied	-	-	-	-	231,187	-
Owner occupied	-	-	-	-	193,106	-
Land	-	-	-	-	23,497	-
Construction	-	-	-	-	171,495	-
Consumer:
Home equity lines of credit:	96	-	-	96	40,834	13
Other	-	-	-	-	3,014	-
Total	$146	$421	$7,110	$7,677	$1,726,178	$7,487

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2023:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$98	$-	$622	$720	$439,175	$4,426
Real estate:
Single-family residential	165	372	563	1,100	477,124	64
Multi-family residential	-	-	-	-	130,778	-
Commercial:
Non-owner occupied	-	-	-	-	228,548	-
Owner occupied	-	-	-	-	183,773	-
Land	-	-	-	-	20,705	-
Construction	-	-	-	-	190,722	-
Consumer:
Home equity lines of credit:
Originated for portfolio	97	-	17	114	35,846	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	30	30	2,363	-
Total	$360	$372	$1,232	$1,964	$1,709,034	$4,490

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Loan Modifications:

During the three months ended September 30, 2024, the Company did not modify any loans to borrowers experiencing financial difficulties. During the nine months ended September 30, 2024, the Company modified one commercial loan, with an amortized cost basis of $4.3 million at September 30, 2024, where the borrower was experiencing financial difficulty. The amortized cost basis of this loan represented 1.0% of commercial loans at September 30, 2024. The loan was modified to increase the interest rate by 75bps, extend the maturity date by 6 months, and allow for an amortization holiday and deferred interest option. The loan was not past due during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The amortized cost basis of this loan represented 0.7% of commercial loans at September 30, 2023. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. This loan was deemed uncollectible during the quarter ended September 30, 2024 and was charged-off.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan), is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of September 30, 2024. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$21,815	$30,831	$71,917	$84,907	$43,990	$11,715	$148,677	$3,038	$416,890
Special Mention	-	-	310	-	-	78	3,686	-	4,074
Substandard	-	-	7,527	4,375	-	-	50	-	11,952
Total Commercial	21,815	30,831	79,754	89,282	43,990	11,793	152,413	3,038	432,916
Gross charge-offs during the nine months ended September 30, 2024	-	-	1,755	3,418	-	-	-	-	5,173
Real estate loans:
Single-family residential
Payment performance
Performing	16,550	35,274	124,035	218,050	43,670	22,051	-	-	459,630
Nonperforming	-	547	370	-	-	614	-	-	1,531
Total Single-family residential loans	16,550	35,821	124,405	218,050	43,670	22,665	-	-	461,161
Multi-family residential
Pass	30,593	24,812	8,694	70,038	7,196	35,216	-	-	176,549
Total Multi-family residential loans	30,593	24,812	8,694	70,038	7,196	35,216	-	-	176,549
Commercial:
Non-owner occupied
Pass	6,648	51,872	33,477	67,740	14,253	56,692	-	-	230,682
Substandard	-	-	-	-	-	505	-	-	505
Total Non-owner occupied loans	6,648	51,872	33,477	67,740	14,253	57,197	-	-	231,187
Owner occupied
Pass	13,486	23,352	55,174	48,680	18,117	33,022	-	-	191,831
Special Mention	-	-	-	-	596	-	-	-	596
Substandard	-	-	-	-	-	679			679
Total Owner occupied loans	13,486	23,352	55,174	48,680	18,713	33,701	-	-	193,106
Land
Pass	13,174	4,708	-	5,255	-	360	-	-	23,497
Total Land loans	13,174	4,708	-	5,255	-	360	-	-	23,497
Construction
Not Rated	219	-	-	1,481					1,700
Pass	17,574	55,972	65,498	27,122	3,629	-	-	-	169,795
Total Construction loans	17,793	55,972	65,498	28,603	3,629	-	-	-	171,495
Total Real Estate loans	98,244	196,537	287,248	438,366	87,461	149,139	-	-	1,256,995
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	37,656	3,261	40,917
Nonperforming	-	-	-	-	-	-	-	13	13
Total Home equity lines of credit	-	-	-	-	-	-	37,656	3,274	40,930
Other
Payment performance									-
Performing	-	-	-	-	7	181	2,826	-	3,014
Total Other consumer loans	-	-	-	-	7	181	2,826	-	3,014
Gross charge-offs during the nine months ended September 30, 2024	-	-	-	-	-	-	280	-	280
Total loans	$120,059	$227,368	$367,002	$527,648	$131,458	$161,113	$192,895	$6,312	$1,733,855
Total gross charge-offs during the nine months ended September 30, 2024	$-	$-	$1,755	$3,418	$-	$-	$280	$-	$5,453

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

	Term Loans (amortized cost basis by origination year)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total

Commercial
Pass	$32,965	$86,433	$90,297	$45,670	$3,189	$9,888	$159,065	$1,078	$428,585
Special Mention	-	-	2,807	-	84	-	-	-	2,891
Substandard	-	384	7,537	-	-	-	50	-	7,971
Doubtful	-	448	-	-	-	-	-	-	448
Total Commercial	32,965	87,265	100,641	45,670	3,273	9,888	159,115	1,078	439,895
Gross charge-offs for the year ended December 31, 2024	-	564	211	-	-	-	-	-	775
Real estate loans:
Single-family residential
Payment performance
Performing	42,655	131,416	231,379	45,785	9,584	16,778	-	-	477,597
Nonperforming	-	-	-	-	-	627	-	-	627
Total Single-family residential loans	42,655	131,416	231,379	45,785	9,584	17,405	-	-	478,224
Multi-family residential
Pass	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Total Multi-family residential loans	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Commercial:
Non-owner occupied
Pass	57,092	27,068	61,990	15,085	20,101	45,725	982	-	228,043
Special Mention	-	-	-	-	505	-	-	-	505
Total Non-owner occupied loans	57,092	27,068	61,990	15,085	20,606	45,725	982	-	228,548
Owner occupied
Pass	20,353	55,169	50,210	19,775	18,751	18,768	68	-	183,094
Special Mention	-	-	-	-	679	-	-	-	679
Total Owner occupied loans	20,353	55,169	50,210	19,775	19,430	18,768	68	-	183,773
Land
Pass	7,932	6,037	6,177	-	149	410	-	-	20,705
Total Land loans	7,932	6,037	6,177	-	149	410	-	-	20,705
Construction
Pass	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Construction loans	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Real Estate loans	184,610	307,068	465,006	92,130	65,541	102,573	15,822	-	1,232,750
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	33,510	2,433	35,943
Nonperforming	-	-	-	-	-	-	-	17	17
Total Home equity lines of credit	-	-	-	-	-	-	33,510	2,450	35,960
Other
Payment performance
Performing	-	-	-	12	-	216	2,135	-	2,363
Nonperforming	-	-	-	-	-	-	-	30	30
Total Other consumer loans	-	-	-	12	-	216	2,135	30	2,393
Gross charge-offs for the year ended December 31, 2024	-	-	-	-	-	3	-	-	3
Total loans	$217,575	$394,333	$565,647	$137,812	$68,814	$112,677	$210,582	$3,558	$1,710,998
Total gross charge-offs during the year ended December 31, 2023	$-	$564	$211	$-	$-	$3	$-	$-	$778

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2024	December 31, 2023
	(unaudited)
Total minimum lease payments to be received	$9,510	$14,343
Less: Unearned income	(443)	(863)
Plus: Indirect initial costs	9	17
Net investment in direct financing leases	$9,076	$13,497

The following summarizes the future minimum lease payments receivable in fiscal year 2024 and in subsequent fiscal years:

2024, excluding the nine months ended September 30, 2024	$1,465
2025	4,836
2026	2,620
2027	539
2028	50
Thereafter	-
Total future minimum payments	$9,510

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At September 30, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.9 years and the weighted-average discount rate was 5.43%. At December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 8.9 years and the weighted-average discount rate was 7.21%.

The Company’s operating lease costs were $218 and $581 for the three and nine months ended September 30, 2024, respectively, and $175 and $487 for the three and nine months ended September 30, 2023, respectively. The variable lease costs totaled $189 and $626 for the three and nine months ended September 30, 2024, respectively, and $175 and $548 for the three and nine months ended September 30, 2023, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of September 30, 2024 are as follows:

2024, excluding the nine months ended September 30, 2024	$269
2025	996
2026	919
2027	875
2028	894
Thereafter	4,636
Total future minimum rental commitments	8,589
Less - amounts representing interest	(2,202)
Total operating lease liabilities	$6,387

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2024 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,190
Total securities available for sale	$8,690
Loans held for sale	$5,240

Derivative assets	$4,474

Financial Liabilities:
Derivative liabilities	$4,474

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2024 or December 31, 2023. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2024 and December 31, 2023.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2024. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below:

Fair Value Measurements at December 31, 2023 Using
Significant Unobservable Inputs (Level 3)

Collateral dependent impaired loans:
Commercial	$403
Total collateral dependent impaired loans	$403

There were no write-downs of impaired collateral dependent loans during the nine months ended September 30, 2024 or 2023.

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2024 or December 31, 2023.

As of September 30, 2024 and December 31, 2023, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Aggregate fair value	$5,240	$1,849
Contractual balance	5,240	1,849
Gain (loss)	$-	$-

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2024 and 2023 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Interest income	$59	$10	$118	$23
Interest expense	-	-	-	-
Change in fair value	-	-	-	-
Total change in fair value	$59	$10	$118	$23

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at September 30, 2024 were as follows:

	Fair Value Measurements at September 30, 2024 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$233,520	$233,520	$-	$-	$233,520
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,690	-	8,690	-	8,690
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	5,240	-	5,240	-	5,240
Loans and leases, net	1,717,075	-	-	1,705,869	1,705,869
FHLB and FRB stock	8,908	n/a	n/a	n/a	n/a
Accrued interest receivable	9,721	331	198	9,192	9,721
Derivative assets	4,474	-	4,474	-	4,474

Financial Liabilities
Deposits	$(1,745,576)	$(1,044,519)	$(702,237)	$-	$(1,746,756)
FHLB advances and other borrowings	(108,672)	-	(109,872)	-	(109,872)
Advances by borrowers for taxes and insurance	(1,214)	-	-	(1,214)	(1,214)
Subordinated debentures	(14,990)	-	(17,127)	-	(17,127)
Accrued interest payable	(2,736)	-	(2,736)	-	(2,736)
Derivative liabilities	(4,474)	-	(4,474)	-	(4,474)

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

	Fair Value Measurements at December 31, 2023 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$261,595	$261,595	$-	$-	$261,595
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,092	-	8,092	-	8,092
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	1,849	-	1,849	-	1,849
Loans and leases, net	1,694,133	-	-	1,670,885	1,670,885
FHLB and FRB stock	8,482	n/a	n/a	n/a	n/a
Accrued interest receivable	9,210	171	125	8,914	9,210
Derivative assets	4,710	-	4,710	-	4,710

Financial Liabilities
Deposits	$(1,744,057)	$(1,080,605)	$(659,492)	$-	$(1,740,097)
FHLB advances and other borrowings	(109,995)	-	(108,294)	-	(108,294)
Advances by borrowers for taxes and insurance	(2,179)	-	-	(2,179)	(2,179)
Subordinated debentures	(14,961)	-	(17,345)	-	(17,345)
Accrued interest payable	(2,680)	-	(2,680)	-	(2,680)
Derivative liabilities	(4,710)	-	(4,710)	-	(4,710)

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.72% at September 30, 2024 and 8.44% at December 31, 2023. There were no unamortized debt issuance costs at September 30, 2024. At September 30, 2024, the balance of the subordinated notes was $5,155.

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

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 9.01% at September 30, 2024 and 9.70% at December 31, 2023. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At September 30, 2024, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,835.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2024	December 31, 2023
		(unaudited)
FHLB fixed rate advances:
Maturities:
2024	1.37%	$16,000	$18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$74,000	$76,500

Variable rate other debt:
Holding Company credit facility	3.85%	34,672	33,495
Total		$108,672	$109,995

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company has a $35,000 credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. At September 30, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34,672 on the facility.

Contractual maturities of the Holding Company credit facility as of September 30, 2024 are as follows:

2024, excluding the nine months ended September 30, 2024	$-
2025	1,750
2026	1,750
2027	2,625
2028	2,625
Thereafter	26,250
Less - unamortized debt issuance costs	(328)
$34,672

At September 30, 2024, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at September 30, 2024 and December 31, 2023. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the Federal Reserve Bank (“FRB”) at September 30, 2024 and December 31, 2023.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $326 and $842, respectively, for the three and nine months ended September 30, 2024 and $294 and $875, respectively, for the three and nine months ended September 30, 2023. The total income tax effect was $68 and $177, respectively, for the three and nine months ended September 30, 2024 and $62 and $184, respectively, for the three and nine months ended September 30, 2023.

The Company’s 2019 Equity Incentive Plan (the “2019” Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009” Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. The Company is in the process of preparing a Form S-8 to register the additional 200,000 eligible shares. Upon filing the Form S-8 with the SEC, 201,040 shares will be available for awards.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

There were no options outstanding at September 30, 2024.

There were no options granted during the nine months ended September 30, 2024 and September 30, 2023. There were no options exercised during the nine months ended September 30, 2024. There were 5,635 options exercised during the nine months ended September 30, 2023.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 75,618 shares of restricted stock granted under the 2019 Plan during the nine months ended September 30, 2024. There were 59,784 shares of restricted stock granted during the nine months ended September 30, 2023.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2024 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	119,026	$19.99
Granted	75,618	19.17
Vested	(60,126)	19.57
Forfeited	(328)	21.37
Nonvested at September 30, 2024	134,190	$19.72

As of September 30, 2024 and 2023, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $1,981 and $1,678, respectively.

There were 328 shares of restricted stock forfeited during the nine-month period ended September 30, 2024, and 6,204 shares of restricted stock forfeited during the nine months ended September 30, 2023. There were 60,126 shares of restricted stock that vested during the nine months ended September 30, 2024, and 49,967 shares of restricted stock that vested during the nine months ended September 30, 2023.

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

The following tables present actual and required capital ratios as of September 30, 2024 and December 31, 2023 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital to risk weighted assets	$224,742	13.43%	$175,675	10.50%	$167,310	10.00%
Tier 1 (Core) Capital to risk weighted assets	206,582	12.35%	142,213	8.50%	133,848	8.00%
Common equity tier 1 capital to risk-weighted assets	206,582	12.35%	117,117	7.00%	108,751	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	206,582	10.36%	79,795	4.00%	99,743	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital to risk weighted assets	$215,164	13.30%	$169,909	10.50%	$161,818	10.00%
Tier 1 (Core) Capital to risk weighted assets	196,977	12.17%	137,546	8.50%	129,455	8.00%
Common equity tier 1 capital to risk-weighted assets	196,977	12.17%	113,273	7.00%	105,182	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	196,977	9.76%	80,727	4.00%	100,908	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. CFBank enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The CFBank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and CFBank receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “accrued interest receivable and other assets” and “accrued interest payable and other liabilities” in the Consolidated Balance Sheets. Changes in the fair value of loan swaps are recorded in other noninterest income and net to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $90,617 at September 30, 2024 and $81,858 at December 31, 2023.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2024, CFBank had $2,128 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of September 30, 2024, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Notional amount	$90,617	$81,858
Weighted average pay rate on interest-rate swaps	5.44%	5.36%
Weighted average receive rate on interest-rate swaps	7.62%	7.81%
Weighted average maturity (years)	8.6	8.2
Fair value of derivative asset	$4,474	$4,710
Fair value of derivative liability	(4,474)	(4,710)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $11,649 of interest lock commitments related to residential mortgage loans at September 30, 2024 and $5,345 of interest rate lock commitments related to residential mortgage loans at December 31, 2023. The fair value of these interest lock commitments was immaterial at September 30, 2024 and December 31, 2023.

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of the period end (in thousands):

	September 30, 2024		December 31, 2023
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate lock commitments	$11,649	$-	$5,345	$-

The following table represents the notional amount of loans sold during the three and nine months ended September 30, 2024 and 2023 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023
Notional amount of loans sold	$12,053	$3,646	$31,926	$8,809

The following table represents the gain (loss) recognized on mortgage activities for the three and nine months ended September 30, 2024 and 2023 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023
Gain on loans sold	$110	$48	$287	$85
Gain (loss) from change in fair value of loans held-for-sale	-	-	-	-
	$110	$48	$287	$85

NOTE 12 – INCOME TAXES

At September 30, 2024 and December 31, 2023, the Company had a deferred tax asset recorded in the amount of $3,848 and $3,942, respectively. At September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2020.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2024 that no valuation allowance was required against the net deferred tax asset.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At September 30, 2024, the Company had net operating loss carryforwards of $21,927, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. ASC 740 does not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at September 30, 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, tax exempt interest, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 20.4% and 18.3%, respectively, for the three and nine months ended September 30, 2024 and 19.6% and 19.7%, respectively, for the three and nine months ended September 30, 2023, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.0%	0.0%	(0.2%)	0.0%
Tax exempt interest	(0.6%)	0.0%	(0.3%)	0.0%
Tax exempt earnings on bank owned life insurance	(0.9%)	(0.7%)	(1.2%)	(0.6%)
Dividends on equity securities	(0.2%)	(0.2%)	(0.3%)	(0.2%)
Low income housing tax credits	1.0%	(0.5%)	(0.9%)	(0.5%)
Other, net	0.1%	0.0%	0.2%	0.0%
Effective tax rate	20.4%	19.6%	18.3%	19.7%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2024 and 2023 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities		Unrealized Gains and (Losses) on Available-for-Sale Securities

Accumulated other comprehensive loss, beginning of period	$(2,237)	$(2,401)	$(2,290)	$(2,037)
Other comprehensive gain (loss) before reclassifications (2)	277	17	330	(347)
Net current-period other comprehensive gain (loss)	277	17	330	(347)
Accumulated other comprehensive loss, end of period	$(1,960)	$(2,384)	$(1,960)	$(2,384)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

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

The following table summarizes the Company’s tax credit investments as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$20,518	$11,958	$15,578	$10,539
Historic Tax Credit (HTC)	1,865	1,573	2,025	1,573
Total	$22,383	$13,531	$17,603	$12,112

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization expense	2024	2023	2024	2023
LIHTC	$353	$130	$1,060	$390
Total	$353	$130	$1,060	$390

Tax credits recognized:
LIHTC	$355	$130	$1,065	$391
Total	$355	$130	$1,065	$391

NOTE 17- SUBSEQUENT EVENT

On October 1, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per share on its common stock and a corresponding cash dividend of $7.00 per share on its Series D Preferred Stock. The dividend was paid on October 19, 2024 to shareholders of record as of the close of business on October 11, 2024.

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

Most of our deposits and loans come from our market area. Our principal market area for deposits and loans includes the following counties in Ohio and Indiana: Franklin County, Ohio through our offices in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, Ohio through our office in Orange Village, Ohio and our Ohio City office in Cleveland, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; Hamilton County, Ohio through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

Management’s discussion and analysis represents a review of our unaudited consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q.

Financial Condition

General. Assets totaled $2.07 billion at September 30, 2024 and increased $7.9 million, or 0.4%, from $2.06 billion at December 31, 2023. The increase was primarily due to a $22.9 million increase in net loans and leases, a $7.3 increase in accrued interest receivable and other assets, and a $3.4 million increase in loans held for sale, partially offset by a $28.1 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $233.5 million at September 30, 2024, and decreased $28.1 million, or 10.7%, from $261.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily attributed to an increase in loans and leases.

Securities. Securities available for sale totaled $8.7 million at September 30, 2024, and increased $598,000, or 7.4%, compared to $8.1 million at December 31, 2023. The increase was due to the purchases of new securities, partially offset by principal maturities.

Loans held for sale. Loans held for sale totaled $5.2 million at September 30, 2024, and increased $3.4 million, or 183.4%, from $1.8 million at December 31, 2023. The increase in loans held for sale was the result of increases in the volume of loans to be sold.

Loans and Leases. Net loans and leases totaled $1.72 billion at September 30, 2024, and increased $22.9 million, or 1.4%, from $1.69 billion at December 31, 2023. The increase in net loans and leases from December 31, 2023, was primarily due to a $45.8 million increase in multi-family loan balances, a $14.8 million increase in commercial real estate loan balances, and a $5.0 million increase in home equity lines of credit, partially offset by a $19.2 million decrease in construction loan balances, a $17.1 million decrease in single-family residential loan balances, and a $7.0 million decrease in commercial and industrial (C&I) loan balances.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $16.8 million at September 30, 2024, and decreased $85,000, or 0.5%, from $16.9 million at December 31, 2023. The decrease in the ACL-Loans was driven by net charge-offs of $5.4 million, partially offset by the provision for credit losses on loans of $5.3 million. The ratio of the ACL - Loans to total loans was 0.97% at September 30, 2024, compared to 0.99% at December 31, 2023.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $12.9 million at September 30, 2024, and increased $9.4 million, or 270.9%, from $3.5 million at December 31, 2023. The increase was primarily due to newly identified commercial loans during the nine months ended September 30, 2024, totaling $12.8 million, partially offset by charge-offs and principal payments. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $1.2 million at September 30, 2024 and $697,000 at December 31, 2023.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $14.6 million at September 30, 2024, and increased $8.9 million from $5.7 million at December 31, 2023. The increase in nonaccrual loans was primarily driven by three commercial loans, totaling $11.3 million, three commercial equipment leases, totaling $182,000, and two single-family residential loans, totaling $918,000, becoming nonaccrual during the nine months ended September 30, 2024, partially offset by paydowns and approximately $3.3 million in charge-offs on loans that were in nonaccrual at December 31, 2023. The ratio of nonperforming loans to total loans was 0.84% at September 30, 2024 compared to 0.33% at December 31, 2023.

During the three months ended September 30, 2024, the Company did not modify any loans where the borrower was experiencing financial difficulty. During the nine months ended September 30, 2024, the Company modified one commercial loan, with an amortized cost basis of $4.3 million at September 30, 2024, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments, increase the interest rate, extend the maturity date and institute a minimum EBITDA covenant. During the three and nine months ended September 30, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest.

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

The level of total criticized and classified loans increased by $6.2 million, or 46.9%, during the nine months ended September 30, 2024. Loans designated as special mention increased $595,000, or 14.6%, and totaled $4.7 million at September 30, 2024, compared to $4.1 million at December 31, 2023. Loans classified as substandard increased $6.0 million, or 69.8%, and totaled $14.7 million at September 30, 2024, compared to $8.6 million at December 31, 2023. Loans designated as doubtful declined $448,000 and totaled $0 at September 30, 2024, compared to $448,000 and December 31, 2023. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $5.7 million and totaled $7.7 million at September 30, 2024, compared to $2.0 million at December 31, 2023. Past due loans totaled 0.4% of the loan portfolio at September 30, 2024, compared to 0.1% at December 31, 2023. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $154.5 million, or 35.7%, of CFBank’s commercial portfolio at September 30, 2024, compared to $147.5 million, or 33.5%, at December 31, 2023. Interest only home equity lines of credit totaled $38.3 million, or 93.6%, of the total home equity lines of credit at September 30, 2024, compared to $33.6 million, or 93.4%, at December 31, 2023.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of September 30, 2024; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at September 30, 2024 or December 31, 2023. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.75 billion at September 30, 2024, an increase of $1.5 million, or 0.1%, when compared to $1.74 billion at December 31, 2023. The increase when compared to December 31, 2023, is primarily due to a $21.8 million increase in noninterest-bearing account balances, partially offset by a $20.3 million decrease in interest-bearing account balances. The decrease in interest-bearing account balances, when compared to December 31, 2023, included a $14.7 million reduction in brokered deposits.

At September 30, 2024, approximately 30.2% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.2% at December 31, 2023.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $425.7 million at September 30, 2024, and decreased $14.7 million, or 3.3%, from $440.4 million at December 31, 2023. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $254.4 million at September 30, 2024, and increased $16.6 million, or 7.0%, from $237.8 million at December 31, 2023.

FHLB advances and other debt. FHLB advances and other debt totaled $108.7 million at September 30, 2024, a decrease of $1.3 million, or 1.2%, when compared to $110.0 million at December 31, 2023. The decrease was primarily due to FHLB fixed rate advance maturities.

The Holding Company has a $35.0 million credit facility. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. As of September 30, 2024, the Company had an outstanding balance, net of unamortized issuance costs, of $34.7 million on the facility.

At September 30, 2024, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at September 30, 2024 or December 31, 2023.

Subordinated debentures. Subordinated debentures totaled $15.0 million at both September 30, 2024 and December 31, 2023. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at September 30, 2024 and December 31, 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Stockholders’ equity. Stockholders’ equity totaled $164.0 million at September 30, 2024, an increase of $8.6 million, or 5.6%, from $155.4 million at December 31, 2023. The increase in stockholders’ equity during the nine months ended September 30, 2024 was primarily attributed to net income, partially offset by $1.2 million in dividend payments.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2024 and 2023.

General. Net income for the three months ended September 30, 2024 totaled $4.2 million (or $0.65 per diluted common share) compared to net income of $4.0 million (or $0.62 per diluted common share) for the three months ended September 30, 2023. The increase in net income was primarily the result of a decrease in provision for credit losses expense and an increase in noninterest income, partially offset by an increase in noninterest expense and a decrease in net interest income.

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

Net interest income totaled $11.5 million for the quarter ended September 30, 2024 and decreased $207,000, or 1.8%, compared to net interest income of $11.7 million for the quarter ended September 30, 2023. The decrease was primarily due to a $2.0 million, or 12.3%, increase in interest expense, partially offset by a $1.8 million, or 6.5%, increase in interest income. The increase in interest expense was attributed to a 46bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $22.8 million, or 1.5%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 26bps increase in the average yield on interest-earning assets, coupled with a $40.9 million, or 2.2%, increase in average interest-earning assets outstanding. The net interest margin of 2.41% for the quarter ended September 30, 2024 decreased 9bps compared to the net interest margin of 2.50% for the third quarter of 2023.

Interest income totaled $30.0 million for the quarter ended September 30, 2024, and increased $1.8 million, or 6.5%, compared to $28.2 million for the quarter ended September 30, 2023. The increase in interest income was primarily attributed to a 27bps increase in the average yield on loans and leases and loans held for sale, coupled with a $60.5 million, or 3.7%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $18.5 million for the quarter ended September 30, 2024, and increased $2.0 million, or 12.3%, compared to $16.5 million for the quarter ended September 30, 2023. The increase in interest expense was primarily attributed to a 47bps increase in the average rate of interest-bearing deposits, coupled with a $23.9 million, or 1.7%, increase in average interest-bearing deposits.

Provision for credit losses. There was $558,000 million in provision for credit losses expense for the quarter ended September 30, 2024, which reflected a decrease of $635,000, compared to a $1.2 million provision for the quarter ended September 30, 2023. Net charge-offs for the quarter ended September 30, 2024 totaled $3.3 million compared to net charge-offs of $126,000 for the quarter ended September 30, 2023. During the quarter ended September 30, 2024, an individually evaluated loan, totaling $2.9 million, was charged off.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2024 and 2023.

	For the three months ended September 30,
	2024	2023
(unaudited)	(Dollars in thousands)
Commercial	$3,270	$137
Single-family residential real estate	(8)	(9)
Home equity lines of credit	(1)	(2)
Other consumer loans	30	-
Total	$3,291	$126

Noninterest income. Noninterest income for the quarter ended September 30, 2024 totaled $1.6 million and increased $305,000, or 23.4%, compared to $1.3 million for the quarter ended September 30, 2023. The increase was primarily due to a $259,000 increase in service charges on deposit accounts and a $188,000 increase on other noninterest income, partially offset by a $192,000 decrease in swap fee income.

Noninterest expense. Noninterest expense for the quarter ended September 30, 2024 totaled $7.2 million and increased $466,000, or 6.9%, compared to $6.8 million for the quarter ended September 30, 2023. The increase in noninterest expense was primarily due to a $194,000 increase in other noninterest expense, a $119,000 increase in salaries and employee benefits, and a $91,000 increase in data processing expense. The increase in other noninterest expense was primarily due to a $135,000 increase in fraud losses on customer accounts, coupled with a $53,000 increase in charitable contributions. The increase in salaries and employee benefits was primarily related to an increase in the number of employees, partially offset by lower deferred compensation incentive plan expense.

Income tax expense. Income tax expense was $1.1 million for the quarter ended September 30, 2024, an increase of $93,000, or 9.5%, compared to $984,000 for the quarter ended September 30, 2023. The effective tax rate for the quarter ended September 30, 2024 was approximately 20.4%, as compared to approximately 19.6% for the quarter ended September 30, 2023.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2024 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing tax credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2024 and 2023.

General. Net income for the nine months ended September 30, 2024 totaled $9.0 million (or $1.38 per diluted common share) compared to net income of $12.7 million (or $1.97 per diluted common share) for the nine months ended September 30, 2023. The decrease in net income was primarily the result of an increase in provision for credit losses expense and a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in noninterest expense.

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

Net interest income totaled $34.1 million for the nine months ended September 30, 2024 and decreased $1.8 million, or 4.9%, compared to net interest income of $35.9 million for the nine months ended September 30, 2023. The decrease was primarily due to an $11.6 million, or 27.2%, increase in interest expense, partially offset by a $9.8 million, or 12.5%, increase in interest income. The increase in interest expense was attributed to a 78bps increase in the average cost of funds on interest-bearing liabilities, coupled with an $81.4 million, or 5.5%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 39bps increase in the average yield on interest-earning assets, coupled with a $100.0 million, or 5.5%, increase in average interest-earning assets outstanding. The net interest margin of 2.38% for the nine months ended September 30, 2024 decreased 27bps compared to the net interest margin of 2.65% for the nine months ended September 30, 2023.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Interest income totaled $88.4 million for the nine months ended September 30, 2024, and increased $9.8 million, or 12.5%, compared to $78.6 million for the nine months ended September 30, 2023. The increase in interest income was primarily attributed to a 40bps increase in the average yield on loans and leases and loans held for sale, coupled with a $76.1 million, or 4.7%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $54.3 million for the nine months ended September 30, 2024, and increased $11.6 million, or 27.2%, compared to $42.7 million for the nine months ended September 30, 2023. The increase in interest expense was primarily attributed to an 82bps increase in the average rate of interest-bearing deposits, coupled with an $80.9 million, or 5.9%, increase in average interest-bearing deposits.

Provision for credit losses. There was $5.4 million in provision for credit losses expense for the nine months ended September 30, 2024, which reflected an increase of $4.0 million compared to a $1.4 million provision for the nine months ended September 30, 2023. The increase in the provision for credit losses during the nine months ended September 30, 2024 was primarily driven by reserves placed on two individually evaluated commercial loan participations (purchased loans), totaling $3.1 million, in the second quarter of 2024. During the quarter ended September 30, 2024, one of those individually evaluated loans, totaling $2.9 million, was charged off. Net charge-offs for the nine months ended September 30, 2024 totaled $5.4 million, compared to net charge-offs of $23,000 for the nine months ended September 30, 2023.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2024 and 2023.

	For the nine months ended September 30.
	2024	2023
(unaudited)	(Dollars in thousands)
Commercial	$5,131	$57
Single-family residential real estate	(23)	(31)
Home equity lines of credit	(5)	(3)
Other consumer loans	280	-
Total	$5,383	$23

Noninterest income. Noninterest income for the nine months ended September 30, 2024 totaled $3.7 million and increased $731,000, or 24.4%, compared to $3.0 million for the nine months ended September 30, 2023. The increase was primarily due to a $758,000 increase in service charges on deposit accounts and increases of $202,000 and $155,000 in net gains on sales of residential mortgage loans and commercial loans, respectively, partially offset by a $364,000 decrease in swap fee income.

Noninterest expense. Noninterest expense for the nine months ended September 30, 2024 totaled $21.5 million and decreased $119,000, or 0.6%, compared to $21.6 million for the nine months ended September 30, 2023. The decrease in noninterest expense was primarily due to a $567,000 decrease in salaries and employee benefits, partially offset by a $319,000 increase in data processing expense. The decrease in salaries and employee benefits was primarily related to a $349,000 decrease in salaries and related benefits, a $134,000 decrease in deferred compensation incentive plan expense, and a $105,000 decrease in incentive expense. The increase in data processing expense was primarily due to an increase in our average monthly core processing charges of approximately $27,000 per month coupled with a $37,000 one-time implementation fee.

Income tax expense. Income tax expense was $2.0 million for the nine months ended September 30, 2024, a decrease of $1.1 million compared to $3.1 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was approximately 18.3%, as compared to approximately 19.7% for the nine months ended September 30, 2023. The reduction in the effective tax rate for the nine months ended September 30, 2024 was a result of a decrease in pre-tax net income combined with an increase in the benefits received from tax-credit investments and tax exempt income.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2024 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,333	$144	3.56%	$13,802	$101	2.40%
Loans and leases and loans held for sale (3)	1,702,563	27,189	6.39%	1,642,029	25,121	6.12%
Other earning assets	177,710	2,496	5.62%	197,434	2,778	5.63%
FHLB and FRB stock	9,115	167	7.33%	8,568	166	7.75%
Total interest-earning assets	1,902,721	29,996	6.30%	1,861,833	28,166	6.04%
Noninterest-earning assets	97,700			95,186
Total assets	$2,000,421			$1,957,019

Interest-bearing liabilities:
Deposits	$1,454,433	17,382	4.78%	$1,430,568	15,421	4.31%
FHLB advances and other borrowings	123,872	1,154	3.73%	124,930	1,078	3.45%
Total interest-bearing liabilities	1,578,305	18,536	4.70%	1,555,498	16,499	4.24%

Noninterest-bearing liabilities	260,077			251,509
Total liabilities	1,838,382			1,807,007

Equity	162,039			150,012
Total liabilities and equity	$2,000,421			$1,957,019

Net interest-earning assets	$324,416			$306,335
Net interest income/interest rate spread		$11,460	1.60%		$11,667	1.80%
Net interest margin			2.41%			2.50%
Average interest-earning assets
to average interest-bearing liabilities	120.55%			119.69%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,105	$406	3.39%	$14,463	$529	4.08%
Loans and leases and loans held for sale (3)	1,695,288	79,538	6.26%	1,619,225	71,143	5.86%
Other earning assets	188,464	7,957	5.63%	163,281	6,470	5.28%
FHLB and FRB stock	8,751	496	7.56%	8,590	425	6.60%
Total interest-earning assets	1,905,608	88,397	6.18%	1,805,559	78,567	5.79%
Noninterest-earning assets	95,058			91,831
Total assets	$2,000,666			$1,897,390

Interest-bearing liabilities:
Deposits	$1,450,578	50,816	4.67%	$1,369,656	39,500	3.85%
FHLB advances and other borrowings	125,499	3,470	3.69%	125,016	3,181	3.39%
Total interest-bearing liabilities	1,576,077	54,286	4.59%	1,494,672	42,681	3.81%

Noninterest-bearing liabilities	264,714			256,898
Total liabilities	1,840,791			1,751,570

Equity	159,875			145,820
Total liabilities and equity	$2,000,666			$1,897,390

Net interest-earning assets	$329,531			$310,887
Net interest income/interest rate spread		$34,111	1.59%		$35,886	1.98%
Net interest margin			2.38%			2.65%
Average interest-earning assets
to average interest-bearing liabilities	120.91%			120.80%

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

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2023			September 30, 2023
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$61	$(18)	$43	$(79)	$(44)	$(123)
Loans and leases	1,126	942	2,068	4,973	3,422	8,395
Other earning assets	(5)	(277)	(282)	447	1,040	1,487
FHLB and FRB Stock	(38)	39	1	63	8	71
Total interest-earning assets	1,144	686	1,830	5,404	4,426	9,830

Interest-bearing liabilities:
Deposits	1,701	260	1,961	8,859	2,457	11,316
FHLB advances and other borrowings	136	(60)	76	277	12	289
Total interest-bearing liabilities	1,837	200	2,037	9,136	2,469	11,605

Net change in net interest income	$(693)	$486	$(207)	$(3,732)	$1,957	$(1,775)

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

We believe there have been no significant changes during the nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$235,861	$262,004
Additional borrowing capacity at the FHLB	172,434	183,654
Additional borrowing capacity at the FRB	138,070	136,240
Unused commercial bank lines of credit	65,000	65,000
Total	$611,365	$646,898

Cash, unpledged securities and deposits in other financial institutions decreased $26.1 million, or 10.0%, to $235.9 million at September 30, 2024, compared to $262.0 million at December 31, 2023. The decrease in cash and cash equivalents was primarily attributed to an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB decreased $11.3 million, or 6.1%, to $172.4 million at September 30, 2024, compared to $183.7 million at December 31, 2023. The decrease was primarily related to a decline in our pledged collateral, which includes single-family residential loans.

CFBank’s additional borrowing capacity at the FRB increased $1.9 million, or 1.3%, to $138.1 million at September 30, 2024 from $136.2 million at December 31, 2023. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2024 and at December 31, 2023.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at September 30, 2024 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $434,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.72% at September 30, 2024.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $970,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 9.01% at September 30, 2024.

The Holding Company has a $35.0 million credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. At September 30, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.7 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2024, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2024.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2024.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs
July 1, 2024 through July 31, 2024	345	(1)	20.37	-	-
August 1, 2024 through August 31, 2024	-		-	-	-
September 1, 2024 through September 30, 2024	-		-	-	-
Total	345		$20.37	-

(1)Represents shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)None.

(b)None.

(c)During the quarter ended September 30, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CF BANKSHARES INC.

Dated: November 13, 2024	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 13, 2024	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer