Form 10-K
period 2024-12-31
CF BANKSHARES INC.
filed 2025-03-14
CIK 1070680

Me

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2024 was $119.8 million based upon the closing price as reported on the Nasdaq® Capital Market for that date. For this purpose, directors and executive officers of the registrant are considered affiliates.

As of March 10, 2025, there were 5,136,634 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2025, are incorporated herein by reference into Part III of this Form 10-K.

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

Currently, the Company does not transact material business other than through CFBank. At December 31, 2024, the Company’s assets totaled $2.1 billion and stockholders’ equity totaled $168.4 million.

CFBank is a nationally chartered boutique commercial bank operating primarily in five (5) major metro markets: Columbus, Cleveland, Cincinnati, and Akron, Ohio, and Indianapolis, Indiana. CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail, and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank seeks to differentiate itself from its competitors by providing individualized service coupled with direct customer access to decision-makers, and ease of doing business. We believe that CFBank matches the sophistication of much larger banks, without the bureaucracy. CFBank also offers its clients the convenience of online banking, mobile banking and remote deposit capabilities.

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

Lending Activities

Loan and Lease Portfolio Composition. Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans. CFBank also finances a variety of commercial and residential construction projects. At December 31, 2024, gross loans receivable totaled $1.7 billion and increased approximately $28.5 million, or 1.7%, from $1.7 billion at December 31, 2023. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $1.2 billion in the aggregate and represented 69.1% of the gross loan portfolio at December 31, 2024, as compared to 68.4% of the gross loan portfolio at December 31, 2023. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased $32.9 million, or 2.8%, during 2024. Portfolio single-family residential mortgage loans, including related construction loans, totaled $494.2 million and represented 28.4% of total gross loans at year-end 2024, compared to 29.4% at year-end 2023. The remainder of our loan portfolio consists of consumer loans, which totaled $42.5 million, or 2.4% of gross loans receivable, at year-end 2024.

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

Loan Maturity. The following table shows the remaining contractual maturity of CFBank’s loan portfolio at December 31, 2024. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2024
	Real Estate Mortgage Loans	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$196,129	$199	$116,706	$313,034
After one year:
More than one year to five years	472,398	2,528	199,006	673,932
More than five years to 15 years	155,148	5,132	103,049	263,329
More than 15 years	454,506	34,649	43	489,198
Total due after 2024	1,082,052	42,309	302,098	1,426,459
Total amount due	$1,278,181	$42,508	$418,804	$1,739,493

The following table sets forth at December 31, 2024, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2025), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$668,980	$413,072	$1,082,052
Consumer loans	2,492	39,817	42,309
Commercial loans	154,462	147,636	302,098
Total loans	$825,934	$600,525	$1,426,459

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

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and adjustable-rate mortgage (“ARM”) interest rates. Fixed-rate loans are typically limited to terms of three to five years. CFBank has also utilized interest-rate swaps to economically protect the related fixed-rate loans from changes in value due to changes in interest rates but does not apply hedge accounting. See Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (the “SBA”), enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%.

Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and ARM loans with maturities generally up to 30 years, priced competitively with current market rates. We offer several ARM loan programs with terms of up to 30 years and, with the majority of the programs, interest rates adjust with a maximum initial adjustment limitation of up to 5%, subsequent adjustments of up to 2.0% per six month period and a 5.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices, primarily the Secured Overnight Financing Rate (“SOFR”) and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

The volume and types of single-family ARM loan originations are affected by market factors such as the level of interest rates, consumer preferences, competition and the availability of funds. For several years, demand for single-family ARM loans was strong due to consumer preference for ARM loans as a result of the high interest rate environment. However, in the past year, demand for ARM loans has declined.

All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by an individual investor. CFBank is a direct endorsed underwriter, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (“FHA”). CFBank is also approved by the Department of Veterans Affairs (“VA”) to originate and approve VA loans.

For the year ended December 31, 2024, single-family mortgage loans originated for sale totaled $47.6 million, an increase of $36.8 million, or 340.8%, compared to $10.8 million originated in 2023.

For the year ended December 31, 2024, portfolio single-family mortgage loans originated by CFBank totaled $25.4 million, or 1.5% of total loans. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance is generally required when the loan-to-value (“LTV”) exceeds 80%. In conjunction with competitive product offerings in the market, and the lack of availability for mortgage insurance, jumbo loans and portfolio ARM loans exceeding 80% are often originated without mortgage insurance.

Portfolio single-family residential ARM loans totaled $99.1 million, or 21.3% of the single-family mortgage loan portfolio, at December 31, 2024. These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans continues to be a significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances increased $46.7 million to $610.5 million at December 31, 2024. This represented an increase of 8.3% over the $563.8 million balance at December 31, 2023.

We originate commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings and retail facilities. We originate multi-family residential mortgage loans that are secured by apartment buildings, condominiums, and multi-family residential houses. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in our primary market area.

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $500,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed-rate loans are generally limited to three to five years, at which time they convert to adjustable-rate loans. At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years. We have utilized interest-rate swaps to economically protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate. See Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information on interest-rate swaps. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 30 year amortization periods.

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

Commercial Lending. The origination of commercial loans continues to be a significant component of our lending activity. During 2024, commercial loan balances decreased by $21.1 million, or 4.8%, to $418.8 million at year-end 2024. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed- and adjustable-rate commercial loans. Fixed-rate loans are typically limited to a maximum term of five years. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. During 2024, construction loans increased by $11.4 million, or 6.0%, to $202.2 million, as compared to the $190.7 million in the portfolio at year-end 2023. CFBank’s strong capital levels have allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, home improvement loans, loans secured by deposits and purchased loans. At December 31, 2024, our consumer loan portfolio totaled $42.5 million, which was 2.4% of gross loans receivable. During 2024, our consumer loan portfolio increased $4.1 million, or 10.8%, over the year-end 2023 balance of $38.4 million.

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

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for detailed information on criticized and classified loans as of December 31, 2024 and 2023.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include loans that were identified as substandard assets, were still accruing interest at December 31, 2024, but exhibit weaknesses that could lead to nonaccrual status in the future. At December 31, 2024, there were two classified loans still accruing interest.

Nonperforming Assets.

The $9.3 million increase in nonperforming loans in 2024 compared to 2023 was primarily driven by three commercial loans, totaling $11.3 million, one commercial equipment lease, totaling $85,000, and three single-family residential loans, totaling $1.1 million, becoming nonaccrual during the year ended December 31, 2024, partially offset by paydowns and approximately $3.5 million in charges-offs on loans that were in nonaccrual at December 31, 2023.

For the year ended December 31, 2024, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $1.2 million. There was no interest income recognized on nonaccrual loans in 2024.

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

During the year ended December 31, 2024, the Company modified one commercial loan, with an amortized cost basis of $4.3 million at December 31, 2024, where the borrower was experiencing financial difficulty. The amortized cost basis of this loan represented 1% of commercial loans at December 31, 2024. The loan was modified to increase the interest rate by 75bps, extend the maturity date by six months, and allow for an amortization holiday and deferred interest options. The loan was not past due during the year ended December 31, 2024.

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4, in the accompanying Notes to Consolidated Financial Statements for additional information on nonperforming loans and modified loans as of December 31, 2024 and 2023.

For information on real estate owned (“REO”) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Credit Losses on Loans and Leases (ACL - Loans). The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected on loans and leases over the contractual term. Loans and leases are charged off against the allowance when the uncollectibility of the loan or lease is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans and leases from the estimate of credit losses. The allowance and related disclosures for periods beginning after January 1, 2023 are presented under the current expected credit loss model (“CECL”), while the allowance and related disclosures for prior periods are reported under the allowance for loan losses (“ALLL”) incurred loss model.

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for a detailed discussion of management’s methodology for determining the appropriate level of the ACL – Loans.

The ACL – Loans totaled $17.5 million at December 31, 2024, and increased $609,000, or 3.6%, from $16.9 million at December 31, 2023. The increase in the ACL - Loans is due to $6.1 million in loan provision expense, partially offset by a $5.5 million in net charge-offs during the year ended December 31, 2024. The ratio of the ACL - Loans to total loans was 1.00% at December 31, 2024, compared to 0.99% at December 31, 2023.

We believe the ACL - Loans is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2024; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

	2024	2023	2022
ACL-Loans, beginning of period	$16,865	$16,062	$15,508
Impact of adoption ASC 326	-	(409)	-
Balances, January 1, 2023 post ASC 326 adoption	16,865	15,653	15,508
Charge-offs:
Real estate loans:
Single-family	-	-	-
Consumer loans:
Other	280	3	-
Commercial loans	5,323	775	263
Total charge-offs	5,603	778	263

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	28	40	19
Consumer loans:
Home equity	6	4	11
Other	-	3	-
Commercial loans	91	85	-
Total recoveries	125	132	30
Net charge-offs (recoveries)	5,478	646	233
Provision for credit losses on loans	6,087	1,858	787
ACL - Loans, end of period	$17,474	$16,865	$16,062
ACL - Loans to total loans and leases	1.00%	0.99%	1.01%
ACL - Loans to nonperforming loans	116.13%	294.74%	2110.64%
Net charge-offs (recoveries) to ACL - Loans	31.35%	3.83%	1.45%
Net charge-offs (recoveries) to average loans and leases	0.32%	0.04%	0.02%

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

	At December 31,
	2024		2023		2022
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$2,787	26.76%	$3,371	27.95%	$3,914	29.28%
Multi-family	1,382	8.65%	1,231	7.64%	997	6.56%
Commercial real estate	3,918	26.45%	4,105	25.31%	3,384	23.62%
Construction	1,741	11.62%	1,707	11.15%	2,644	11.59%
Consumer loans:
Home equity lines of credit	371	2.27%	334	2.10%	333	1.93%
Other	270.17%		233.14%		26.11%
Commercial loans	7,005	24.08%	5,884	25.71%	4,764	26.91%
Total	$17,474	100.00%	$16,865	100.00%	$16,062	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating and maintenance costs after acquisition are expensed. There were no foreclosed assets at December 31, 2024 or December 31, 2023. See the section titled “Financial Condition - Foreclosed Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 5 in the accompanying Notes to Consolidated Financial Statements for information regarding foreclosed assets at December 31, 2024. Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2024, the securities available for sale portfolio totaled $8.7 million. At December 31, 2024, all U.S. Treasury securities in the securities portfolio were guaranteed by the U.S. government.

Equity securities, consisting of preferred stock in another financial institution, totaled $5.0 million at December 31, 2024 and December 31, 2023.

Management evaluates debt securities impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of management’s evaluation of securities for impairment.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated

	At December 31,
	2024		2023		2022
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt	$9,983	$7,700	$9,980	$7,100	$9,978	$7,500
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	982	983	1,007	988	3,025	2,925
Mortgage-backed securities - residential	-	-	4	4	17	17
Total	$10,965	$8,683	$10,991	$8,092	$13,020	$10,442

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2024.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$-	-	$-	-	$9,983	1.03%	$-	-	$9,983	1.03%
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	982	4.40%	-	-	-	-	-	-	982	4.40%
Total	$982	4.40%	$-	-	$9,983	1.03%	$-	-	$10,965	1.33%

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

The Holding Company’s available cash and cash equivalents totaled $1.0 million at December 31, 2024. Management believes that the Holding Company had adequate funds and liquidity sources at December 31, 2024 to meet its current and anticipated operating needs at this time. See the section titled “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for information regarding the Holding Company’s liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Money market accounts represent the largest portion of our deposit portfolio and totaled 40.6% of average deposit balances in 2024. Certificate of deposit accounts represent the second largest portion of our deposit portfolio and totaled 38.5% of average deposit balances in 2024. The term of the certificates of deposit typically offered vary from six months to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2024, CFBank had $420.8 million in brokered deposits with maturity dates from January 2025 through March 2028. At December 31, 2024, cash, unpledged securities, and deposits in other financial institutions totaled $237.9 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $420.8 million at December 31, 2024, and decreased $19.6 million, or 4.4%, from $440.4 million at December 31, 2023. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $271.7 million at December 31, 2024 and increased $33.9 million, or 14.3%, from $237.8 million at December 31, 2023.

As of December 31, 2024 and 2023, deposits exceeding the FDIC insured limit of $250,000 totaled $522.4 million and $509.7 million, respectively.

Certificate accounts in amounts of $250,000 or more totaled $464.0 million at December 31, 2024, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$105,454	4.63%
Over 3 through 6 months	134,342	4.51%
Over 6 through 12 months	139,082	4.30%
Over 12 months	85,166	3.40%
Total	$464,044

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For The Year Ended December 31,
	2024			2023			2022
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$112,949	6.67%	4.86%	$113,141	6.96%	4.41%	$91,204	6.64%	1.41%
Money market accounts	687,965	40.60%	4.59%	672,923	41.42%	4.47%	429,606	31.26%	1.76%
Savings accounts	1,134	0.07%	0.96%	3,087	0.19%	0.37%	5,582	0.40%	0.19%
Certificates of deposit	652,305	38.49%	4.61%	607,147	37.38%	3.51%	594,611	43.26%	1.19%
Total Interest-bearing deposits	1,454,353	85.83%	4.62%	1,396,298	85.95%	4.04%	1,121,003	81.56%	1.42%
Noninterest-bearing deposits:
Demand deposits	240,098	14.17%	-	228,156	14.05%	-	253,440	18.44%	-
Total Average Deposits	$1,694,451	100.00%		$1,624,454	100.00%		$1,374,443	100.00%

See the sections titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $58.0 million at December 31, 2024. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $244.6 million at year-end 2024.

The Holding Company has a $35.0 million credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. At December 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.7 million on the facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank of Cleveland through the Borrower-in-Custody program. The borrowings are collateralized by commercial loans and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $127.4 million at year-end 2024. There were no outstanding borrowings from the Federal Reserve Bank at December 31, 2024.

At December 31, 2024 and 2023, CFBank had $65.0 million of availability in unused lines of credit with two commercial banks. There were no outstanding borrowings on these lines of credit at December 31, 2024 or December 31, 2023. If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

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

	For the Year ended December 31,
	2024	2023	2022
Short-term FHLB advances and other borrowings:
Average balance outstanding	$214	$223	$-
Maximum amount outstanding at any month-end during the period	26,000	-	-
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	5.48%	4.91%	-

Personnel

As of December 31, 2024, the Company had one part-time and 102 full-time employees.

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

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including CFBank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (“CARES Act”), on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. The Company does not utilize the CBLR in assessing capital adequacy and, instead, continues to follow existing capital rules.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2024.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2021, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of September 30, 2022, the DRR was 1.26%. Because the DRR remained below the statutory minimum, the FDIC adopted a final rule in October 2022 increasing the assessment rate from three basis points to five basis points beginning with the first quarterly assessment period of 2023. In the FDIC’s most recent semiannual update for the amended restoration plan in October 2024, the FDIC noted the reserve ratio increased 6 basis points from 1.15% as of December 31, 2023, to 1.21% as of June 30, 2024. The FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the amended restoration plan and all scheduled assessment rates were maintained.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2024, the Holding Company had a total of $1.0 million of cash at the Holding Company level.

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

Federal income tax laws provided deductions, totaling $2.3 million, for the Company’s thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2024.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016, and again in 2024, that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives who received incentive awards. The Company adopted its Clawback policy effective November 29, 2023.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2024 that no valuation allowance was required against the net deferred tax asset.

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

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. See Note 13 in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. Moreover, our market activities are concentrated in the following counties: Franklin County through our office in Columbus, Ohio; Delaware County through our Polaris office in Columbus, Ohio; Cuyahoga County through our office in Orange Village, Ohio and our Ohio City office in Cleveland, Ohio; Hamilton County through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; Summit County through our office in Fairlawn, Ohio; and Marion County, Indiana through our office in Indianapolis. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. Several high-profile bank failures in 2023, including Silicon Valley Bank, Signature Bank and Silvergate Capital, resulted in some degree of public panic and caused widespread questions about potential concerns in the financial institutions industry, which in turn impacted stock market prices of financial institutions in general. These failed banks were engaged in activities, such as lending focused on tech startups and cryptocurrency, that are significantly different than the activities and risk profile of community banks such as the Company, and at this time it does not appear that these bank failures were connected to any systematic risks or problems in the financial institutions industry in general. Nevertheless, concerns about, or a default or threatened default by, other financial institutions could lead to significant market-wide liquidity problems and/or losses or defaults by other financial institutions.

Risks Related to Our Lending Activities

Our allowance for credit losses may not be adequate to absorb the expected, lifetime losses in our loan portfolio.

We maintain an allowance for credit losses that is believed to be a reasonable estimate of the expected losses based on management's quarterly analysis of our loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of CFBank’s loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding our allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of "CECL Implementation" included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

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

We have experienced significant growth in the amount of our total loans in the past several years. Since January 1, 2016, our total net loans have grown by $1.4 billion, or 397.5%, and our total assets have grown by $1.6 billion, or 373.6%. Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth. We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion. If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

We are party to a number of derivative transactions. With regard to derivative transactions, we are dependent on the creditworthiness of the counterparties and are therefore susceptible to credit and operational risk in these situations. Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, we may find it more difficult to enforce the underlying contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit our needs and those of our clients and adversely affect our profitability.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL results in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company was required to comply with the new standard beginning January 1, 2023. As a result of the adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates. The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2024, the Holding Company had a total of $1.0 million of cash at the Holding Company level.

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

We regularly engage certified and reputable consultants and auditing firms to evaluate the maturity and effectiveness of our security, including testing the design and operational effectiveness of controls, penetration testing, engaging in independent reviews of policies and standards, and consulting on best practices.

CFBank also has a third-party risk management program. Management performs periodic reviews of third-party vendors on their cybersecurity and business continuity capabilities to ensure they meet contractual requirements and satisfactory audit testing results. Vendors not meeting CFBank’s risk requirements are notified to make improvements and, if the vendors cannot mitigate the identified risks, CFBank management looks to identify alternative vendors. Vendor risk assessments are retained by CFBank.

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

Item 2. Properties.

We conducted our business through seven branch offices located in Franklin, Cuyahoga, Delaware, Hamilton and Summit counties in Ohio and one branch office located in Marion County, Indiana as of December 31, 2024. The net book value of the Company’s properties totaled $2.3 million at December 31, 2024. CFBank also leases its branch offices in Columbus, Ohio, Cleveland, Ohio, Orange Village, Ohio, Fairlawn, Ohio, Blue Ash, Ohio, Cincinnati, Ohio. See Note 8 in the accompanying Notes to Consolidated Financial Statements for further discussion.

Locations

Administrative Office (leased facility):

4960 East Dublin Granville Road, Suite 400

Columbus, Ohio 43081

Branch Offices:

New Albany Branch (leased facility)

4960 East Dublin Granville Road, Suite 400

Columbus, Ohio 43081

Polaris Branch (leased facility)

1942 Polaris Parkway

Columbus, Ohio 43240

Pinecrest Branch (leased facility)

100 Park Ave, Suite 420.

Orange Village, Ohio 44122

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market and Dividend Information

The (voting) common stock of CF Bankshares Inc. trades on the Nasdaq® Capital Market under the symbol “CFBK.” As of December 31, 2024, there were 5,141,385 shares of (voting) common stock outstanding and held by approximately 303 registered shareholders of record. As of December 31, 2024, the Company also had an aggregate of 1,260,700 shares of non-voting common stock outstanding which were held by two shareholders of record.

There was $0.25 per share in dividends declared and paid on our common stock during 2024, and equivalent dividends were declared and paid on our Series D Preferred Stock in the quarters ended June 30, September 30, and December 31, 2024. The Company presently anticipates continuing to pay dividends in the future at similar levels, subject to compliance with applicable legal and regulatory requirements. The Holding Company is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock. In addition, banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval and, thus, can limit the availability of funds available to the Holding Company for the payment of dividends on its stock. The Holding Company’s ability to pay dividends on its common stock is also conditioned upon the Holding Company continuing to make certain payments on, and no event of default occurring under, the Company’s fixed-to-floating rate subordinated debt and the subordinated debentures underlying the Holding Company’s trust preferred securities. Additional information is contained in the sections titled “Financial Condition - Stockholders’ equity” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Note 16 in the accompanying Notes to Consolidated Financial Statements.

(b)Not applicable.

(c)There were no purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2024.

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

CONDENSED CONSOLIDATED FINANCIAL DATA

The following information is derived from and should be read in conjunction with our audited Consolidated Financial Statements, the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

	At December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,065,523	$2,058,615	$1,820,174	$1,495,589	$1,476,995
Cash and cash equivalents	235,272	261,595	151,787	166,591	221,594
Securities available for sale	8,683	8,092	10,442	16,347	8,701
Equity securities	5,000	5,000	5,000	5,000	5,000
Loans held for sale	2,623	1,849	580	27,988	283,165
Loans and leases, net (1)	1,722,019	1,694,133	1,572,255	1,214,149	895,344
Allowance for credit losses on loans and leases	17,474	16,865	16,062	15,508	17,022
Nonperforming assets	15,047	5,722	761	997	695
Foreclosed assets	-	-	-	-	-
Deposits	1,755,795	1,744,057	1,527,922	1,246,352	1,113,070
FHLB advances and other debt	92,680	109,995	109,461	89,727	214,426
Subordinated debentures	15,000	14,961	14,922	14,883	14,844
Total stockholders' equity	168,437	155,374	139,248	125,330	110,210

	For the year ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Summary of Operations:
Total interest income	$118,389	$108,279	$67,764	$52,348	$42,386
Total interest expense	71,745	60,639	18,974	10,309	14,578
Net interest income	46,644	47,640	48,790	42,039	27,808
Provision for loan and lease losses	6,737	2,317	787	(1,600)	10,915
Net interest income after provision for loan and lease losses	39,907	45,323	48,003	43,639	16,893
Noninterest income:
Net gain on sale of loans	681	185	1,009	7,359	58,366
Other	4,494	3,846	2,201	4,281	1,627
Total noninterest income	5,175	4,031	3,210	11,640	59,993
Noninterest expense	28,938	28,369	28,621	32,461	40,603
Income before income taxes	16,144	20,985	22,592	22,818	36,283
Income tax expense	2,757	4,048	4,428	4,365	6,675
Net income	$13,387	$16,937	$18,164	$18,453	$29,608

	At or for the year ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance Ratios (2)
Return on average assets	0.67%	0.88%	1.11%	1.26%	2.59%
Return on average equity	8.29%	11.46%	13.69%	15.58%	32.04%
Average yield on interest-earning assets (3)	6.17%	5.89%	4.37%	3.79%	3.89%
Average rate paid on interest-bearing liabilities	4.54%	3.99%	1.55%	0.95%	1.64%
Average interest rate spread (4)	1.63%	1.90%	2.82%	2.84%	2.25%
Net interest margin, fully taxable equivalent (5)	2.43%	2.59%	3.15%	3.04%	2.55%
Average interest-earning assets to interest bearing liabilities	121.33%	120.70%	126.74%	127.13%	122.64%
Efficiency ratio (6)	55.84%	54.90%	55.04%	60.47%	46.24%
Noninterest expenses to average assets	1.44%	1.47%	1.76%	2.22%	3.55%
Common stock dividend payout ratio	12.14%	8.75%	6.47%	4.69%	0.67%

Capital Ratios: (2)
Equity to total assets at end of period	8.15%	7.55%	7.65%	8.38%	7.46%
Average equity to average assets	8.03%	7.66%	8.14%	8.11%	8.07%
Tier 1 (core) capital to adjusted total assets (Leverage ratio) (7)	10.33%	9.76%	9.89%	11.29%	9.74%
Total capital to risk weighted assets (7)	13.60%	13.30%	12.74%	14.02%	14.31%
Tier 1 (core) capital to risk weighted assets (7)	12.45%	12.17%	11.65%	12.77%	13.05%
Common equity tier 1 capital to risk weighted assets (7)	12.45%	12.17%	11.65%	12.77%	13.05%

Asset Quality Ratios: (2)
Nonperforming loans to total loans (8)	0.87%	0.33%	0.05%	0.08%	0.08%
Nonperforming assets to total assets (9)	0.71%	0.28%	0.04%	0.07%	0.05%
Allowance for credit losses on loans and leases to total loans	1.00%	0.99%	1.01%	1.26%	1.87%
Allowance for credit losses on loan and leases to nonperforming loans (8)	116.13%	294.74%	2110.64%	1555.47%	2449.21%
Net charge-offs (recoveries) to average loans	0.32%	0.04%	0.02%	(0.01%)	13.00%

Per Share Data:
Basic earnings per common share	$2.08	$2.64	$2.84	$2.84	$4.53
Diluted earnings per common share	2.06	2.63	2.78	2.77	4.47
Dividends declared per common share	0.25	0.23	0.18	0.13	-
Tangible book value per common share at end of period	25.51	23.74	21.43	19.28	16.79

(1)	Loans and leases, net represents the recorded investment in loans net of the allowance for credit losses on loans and leases (ACL – Loans).
(2)	Asset quality ratios and capital ratios are end-of-period ratios. All other ratios are based on average monthly balances during the indicated periods.
(3)	Calculations of yield are presented on a taxable equivalent basis using the federal income tax rate of 21%.
(4)	The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(6)

The efficiency ratio equals noninterest expense (excluding amortization of intangibles and foreclosed asset write-downs) divided by net interest income plus noninterest income (excluding gains or losses on securities transactions).

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

CECL Implementation. In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires a new Current Expected Credit Losses (“CECL”) methodology that replaced the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. CECL provides for an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied historically are still permitted, although the inputs to those techniques reflect the full amount of expected credit losses. Organizations continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amended the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2023.

The CECL methodology required under ASU 2016-13 applies to loans held for investment, held to maturity debt securities, and off balance-sheet credit exposures. The ASU allows for several different methods of computing the allowance for credit losses. Based on its analysis of observable data, the Company concluded the average charge-off method to be the most appropriate and statistically relevant. A lookback to March 31, 2000 was utilized as the historical loss period due to its inclusion of several economic cycles and relevance to real estate secured assets.

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

The qualitative impact of the accounting standard is still directed by many of the same factors that impacted the previous methodology for computing the allowance for loan and lease losses (ALLL) including, but not limited to, economic conditions, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition to this, the Company also uses reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP and of national unemployment.

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

We have identified the following accounting policy that it is the critical accounting policy, and an understanding of this policy is necessary to understand our financial statements. The following discussion details the critical accounting policy and the nature of the estimates made by management.

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

Financial Condition

General. Assets totaled $2.1 billion at December 31, 2024 and increased $6.9 million, or 0.3%, from $2.1 billion at December 31, 2023. The increase was primarily due to a $27.9 million increase in net loan balances, partially offset by a $26.3 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $235.3 million at December 31, 2024, and decreased $26.3 million, or 10.1%, from $261.6 million at December 31, 2023. The decrease in cash and cash equivalents was primarily attributed to an increase in net loan balances.

Securities. Securities available for sale totaled $8.7 million at December 31, 2024, and increased $591,000, or 7.3%, compared to $8.1 million at December 31, 2023. The increase was primarily due to the purchase of new securities, partially offset by principal maturities. Equity securities totaled $5.0 million at both December 31, 2024 and December 31, 2023.

Loans held for sale. Loans held for sale totaled $2.6 million at December 31, 2024 and increased $774,000, or 41.9%, from $1.8 million at December 31, 2023.

Loans and Leases. Net loans and leases totaled $1.7 billion at December 31, 2024 and increased $27.9 million, or 1.6%, from $1.7 billion at December 31, 2023. The increase in net loans and leases from December 31, 2023, was primarily due to a $27.0 million increase in commercial real estate loan balances, a $19.7 million increase in multi-family loan balances, an $11.4 million increase in construction loan balances, and a $3.6 million increase in home equity lines of credit, partially offset by a $21.1 million decrease in commercial and industrial (C&I) loan balances, and a $12.7 million decrease in single-family residential loan balances. The increases in the aforementioned loan balances were primarily related to increased sales activity and new relationships.

Allowance for Credit Losses on Loans (ACL – Loans). The ACL – Loans totaled $17.5 million at December 31, 2024, and increased $609,000, or 3.6%, from $16.9 million at December 31, 2023. The increase in the ACL - Loans is due to $6.1 million in loan provision expense, partially offset by $5.5 million in net charge-offs during the year ended December 31, 2024. The ratio of the ACL - Loans to total loans was 1.00% at December 31, 2024, compared to 0.99% at December 31, 2023.

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

Individually evaluated loans totaled $12.8 million at December 31, 2024, and increased $9.3 million, or 268.6%, from $3.5 million at December 31, 2023. The increase was primarily due to newly identified commercial loans during 2024 totaling $12.7 million, partially offset by charge-offs and principal payments. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $2.3 million at December 31, 2024 and $697,000 at December 31, 2023.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $15.0 million at December 31, 2024, and increased $9.3 million from $5.7 million at December 31, 2023. The increase in nonaccrual loans was primarily driven by three commercial loans, totaling $11.3 million, one commercial equipment lease, totaling $85,000, and three single-family residential loans, totaling $1.1 million, becoming nonaccrual during the year ended December 31, 2024, partially offset by paydowns and approximately $3.5 million in charges-offs on loans that were in nonaccrual at December 31, 2023. The ratio of nonperforming loans to total loans was 0.87% at December 31, 2024 compared to 0.33% at December 31, 2023.

The following table presents information regarding the number and balance of nonperforming loans at December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	# of loans	Balance	# of loans	Balance
	(dollars in thousands)

Commercial	7	$13,204	7	$5,048
Single-family residential real estate	4	1,649	3	627
Commercial real estate	1	181	-	-
Home equity lines of credit	1	13	1	17
Other Consumer	-	-	1	30
Total	13	$15,047	12	$5,722

During the year ended December 31, 2024, the Company modified one commercial loan, with an amortized cost basis of $4.3 million at December 31, 2024, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments, increase the interest rate, extend the maturity date and institute a minimum EBITDA covenant. During the year ended December 31, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest.

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

The level of total criticized and classified loans increased by $19.9 million, or 151.2%, during the year ended December 31, 2024. Loans designated as special mention increased $14.4 million, or 352.8%, and totaled $18.5 million at December 31, 2024, compared to $4.1 million at December 31, 2023. Loans classified as substandard increased $5.6 million and totaled $14.2 million at December 31, 2024, compared to $8.6 million at December 31, 2023. Loans designated as doubtful declined $63,000 and totaled $385,000 at December 31, 2024, compared to $448,000 and December 31, 2023. See Note 4 in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding risk classification of loans.

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

Total past due loans increased $10.1 million and totaled $12.1 million at December 31, 2024, compared to $2.0 million at December 31, 2023. Past due loans totaled 0.7% of the loan portfolio at December 31, 2024, compared to 0.1% at December 31, 2023. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest-only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $131.2 million, or 31.3% of CFBank’s commercial portfolio at December 31, 2024, compared to $147.5 million, or 33.5%, at December 31, 2023. Interest only home equity lines of credit totaled $38.8 million, or 98.1% of the total home equity lines of credit, at December 31, 2024 compared to $33.6 million, or 93.4%, at December 31, 2023.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of December 31, 2024; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. There were no foreclosed assets at December 31, 2024 or December 31, 2023. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Premises and equipment. Premises and equipment, net, totaled $3.5 million at December 31, 2024, and decreased $276,000, or 7.2%, from $3.8 million at December 31, 2023. See Note 8 in the accompanying Notes to Consolidated Financial Statements for additional information.

Deposits. Deposits totaled $1.76 billion at December 31, 2024, an increase of $11.7 million, or 0.7%, from $1.74 billion at December 31, 2023. The increase was primarily due to a $37.8 million increase in noninterest-bearing account balances, partially offset by a $26.0 million decrease in interest-bearing account balances. The decrease in interest-bearing account balances when compared to December 31, 2023, included a $19.6 million reduction in brokered deposits.

At December 31, 2024, approximately 29.8% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.2% at December 31, 2023.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $420.8 million at December 31, 2024, and decreased $19.6 million, or 4.4%, from $440.4 million at December 31, 2023. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $271.7 million at December 31, 2024 and increased $33.9 million, or 14.3%, from $237.8 million at December 31, 2023.

FHLB advances and other debt. FHLB advances and other debt totaled $92.7 million at December 31, 2024, a decrease of $17.3 million when compared to $110.0 million at December 31, 2023. The decrease was primarily due an $18.5 million decrease in FHLB fixed rate advances.

The Holding Company has a $35.0 million credit facility. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. As of December 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.7 million on the facility.

At December 31, 2024 and 2023, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million, respectively. There were no outstanding borrowings on either line at December 31, 2024 or December 31, 2023.

Subordinated debentures Subordinated debentures totaled $15.0 million at December 31, 2024 and $15.0 million at December 31, 2023. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at December 31, 2024 and December 31, 2023. See Note 11 in the accompanying Notes to Consolidated Financial Statements for additional information.

Stockholders’ equity. Stockholders’ equity totaled $168.4 million at December 31, 2024, an increase of $13.0 million, or 8.4%, from $155.4 million at December 31, 2023. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by $1.6 million in dividend payments.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process. CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income. Management remains focused on growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section below.

Comparison of Results of Operations for 2024 and 2023

General. Net income for the year ended December 31, 2024 totaled $13.4 million (or $2.06 per diluted common share) and decreased $3.5 million, or 21.0%, compared to net income of $16.9 million (or $2.63 per diluted common share) for the year ended December 31, 2023. The decrease in net income was primarily due to an increase in provision expense, a decrease in net interest income and an increase in noninterest expense, which was partially offset by an increase in noninterest interest.

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

Net interest income totaled $46.6 million for the year ended December 31, 2024 and decreased $996,000, or 2.1%, compared to net interest income of $47.6 million for the year ended December 31, 2023. The decrease in net interest income was primarily due to a $11.1 million, or 18.3%, increase in interest expense, partially offset by a $10.1 million, or 9.3%, increase in interest income. The increase in interest expense was attributed to a 55bps increase in the average cost of funds on interest-bearing liabilities, coupled with a $57.5 million, or 3.8%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a 28bps increase in the average yield on interest-earning assets, coupled with a $79.3 million, or 4.3%, increase in average interest-earning assets outstanding. The net interest margin of 2.43% for the year ended December 31, 2024 decreased 16bps compared to the net interest margin of 2.59% for the year ended December 31, 2023.

Interest income totaled $118.4 million for the twelve months ended December 31, 2024, and increased $10.1 million, or 9.3%, compared to $108.3 million for the twelve months ended December 31, 2023. The increase in interest income was primarily attributed to a 31bps increase in the average yield on loans and leases and loans held for sale, coupled with a $67.3 million, or 4.1%, increase in average loans and leases and loans held for sale.

Interest expense totaled $71.7 million for the twelve months ended December 31, 2024, and increased $11.1 million, or 18.3%, compared to $60.6 million for the twelve months ended December 31, 2023. The increase in interest expense was primarily attributed to a 58bps increase in the average rate of interest-bearing deposits, coupled with a $58.1 million, or 4.2%, increase in average interest-bearing deposits.

Provision for credit losses. The provision for credit losses expense for the year ended December 31, 2024 was $6.7 million, and increased $4.4 million, or 190.8%, compared to $2.3 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2024 totaled $5.5 million, compared to net charge-offs of $646,000 for the year ended December 31, 2023.

The following table presents information regarding net charge-offs (recoveries) for 2024 and 2023.

	2024	2023
(Dollars in thousands)	Net charge-offs (recoveries)
Commercial	$5,232	$690
Single-family residential real estate	(28)	(40)
Home equity lines of credit	(6)	(4)
Other consumer loans	280	-
Total	$5,478	$646

See the section above titled “Financial Condition – Allowance for Credit Losses on Loans” for additional information.

Noninterest income. Noninterest income for the year ended December 31, 2024 totaled $5.2 million and increased $1.2 million, or 28.4%, compared to $4.0 million for the year ended December 31, 2023. The increase was primarily due to a $939,000, or 60.0%, increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the year ended December 31, 2024 totaled $28.9 million and increased $569,000, or 2.0%, compared to $28.4 million for the year ended December 31, 2023. The increase in noninterest expense during the year ended December 31, 2024 was primarily due to a $781,000 increase in loan expense.

Income taxes. Income tax expense was $2.8 million for the year ended December 31, 2024, a decrease of $1.2 million, compared to $4.0 million for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was approximately 17.1%, as compared to approximately 19.3% for the year ended December 31, 2023. The reduction in the effective tax rate for the year ended December 31, 2024 was a result of a decrease in pre-tax net income combined with an increase in the benefits received from tax-credit investments and tax exempt income.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2024 that no valuation allowance was required against the net deferred tax asset.

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

The following table presents information regarding net charge-offs (recoveries) for 2023 and 2022

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

	For the Years Ended December 31,
	2024			2023			2022
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,245	$549	3.43%	$14,198	$658	3.86%	$17,805	$881	4.58%
Loans and leases and loans held for sale (3)	1,702,444	106,750	6.27%	1,635,173	97,383	5.96%	1,385,701	63,717	4.60%
Other earning assets	191,070	10,415	5.45%	178,275	9,646	5.41%	138,805	2,818	2.03%
FHLB and FRB stock	8,792	675	7.68%	8,566	592	6.91%	7,413	348	4.69%
Total interest-earning assets	1,915,551	118,389	6.17%	1,836,212	108,279	5.89%	1,549,724	67,764	4.37%
Noninterest-earning assets	96,518			92,957			79,467
Total assets	$2,012,069			$1,929,169			$1,629,191

Interest-bearing liabilities:
Deposits	$1,454,353	67,158	4.62%	$1,396,298	56,363	4.04%	$1,121,003	15,952	1.42%
FHLB advances and other borrowings	124,417	4,587	3.69%	124,999	4,276	3.42%	101,757	3,022	2.97%
Total interest-bearing liabilities	1,578,770	71,745	4.54%	1,521,297	60,639	3.99%	1,222,760	18,974	1.55%
Noninterest-bearing liabilities	271,756			260,060			273,789
Total liabilities	1,850,526			1,781,357			1,496,549

Equity	161,543			147,812			132,642
Total liabilities and equity	$2,012,069			$1,929,169			$1,629,191

Net interest-earning assets	$336,781			$314,915			$326,964
Net interest income/interest rate spread		$46,644	1.63%		$47,640	1.90%		$48,790	2.82%
Net interest margin			2.43%			2.59%			3.15%

Average interest-earning assets to average interest-bearing liabilities	121.33%			120.70%			126.74%

(1) Average balance is computed using the carrying value of securities.
Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2) Average yields and interest earned are stated on a fully taxable equivalent basis.
(3) Average balance is computed using the recorded investment in loans net of the ACL – Loans/ALLL and includes nonperforming loans.

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

	Year Ended			Year Ended
	December 31, 2024			December 31, 2023
	Compared to Year Ended			Compared to Year Ended
	December 31, 2023			December 31, 2022
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(67)	$(42)	$(109)	$(98)	$(125)	$(223)
Loans and leases	5,265	4,102	9,367	20,898	12,768	33,666
Other earning assets	71	698	769	5,832	996	6,828
FHLB and FRB stock	67	16	83	184	60	244
Total interest-earning assets	5,336	4,774	10,110	26,816	13,699	40,515

Interest-bearing liabilities:
Deposits	8,384	2,411	10,795	35,645	4,766	40,411
FHLB advances and other borrowings	331	(20)	311	501	753	1,254
Total interest-bearing liabilities	8,715	2,391	11,106	36,146	5,519	41,665

Net change in net interest income	$(3,379)	$2,383	$(996)	$(9,330)	$8,180	$(1,150)

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$237,863	$262,004
Additional borrowing capacity at the FHLB	186,303	183,654
Additional borrowing capacity at the FRB	127,424	136,240
Unused commercial bank lines of credit	65,000	65,000
Total	$616,590	$646,898

Cash, unpledged securities and deposits in other financial institutions decreased $24.1 million, or 9.2%, to $237.9 million at December 31, 2024, compared to $262.0 million at December 31, 2023. The decrease was primarily attributed to an increase in loans, partially offset by a decrease in FHLB borrowings and other debt and an increase in deposits.

CFBank’s additional borrowing capacity with the FHLB increased $2.6 million, or 1.4%, to $186.3 million at December 31, 2024, compared to $183.7 million at December 31, 2023.

CFBank’s additional borrowing capacity at the FRB decreased $8.8 million, or 6.5%, to $127.4 million at December 31, 2024 from $136.2 million at December 31, 2023. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at December 31, 2024 and December 31, 2023.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at December 31, 2024 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $385,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.44% at December 31, 2024.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $875,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.73% at December 31, 2024.

The Holding Company has a $35.0 million credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. At December 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.7 million on the facility.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with GAAP, which presently require us to measure financial position and results of operations primarily in terms of historical dollars. Changes in the relative value of money due to inflation are generally not considered. In our opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its ability to perform in a volatile economic environment. In an effort to protect performance from the effects of interest rate volatility, we review interest rate risk frequently and take steps to minimize detrimental effects on profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We have not engaged in and, accordingly, have no risk related to trading accounts, commodities or foreign exchange. Our hedging policy allows economic hedging activities, such as interest-rate swaps, up to a notional amount of 10% of total assets and a value at risk of 10% of core capital. Disclosures about our economic hedging activities are set forth in Note 17 to our Consolidated Financial Statements. The Company’s market risk arises primarily from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated and the resulting net positions are identified. Disclosures about fair value are set forth in Note 6 to our Consolidated Financial Statements.

Management actively monitors and manages interest rate risk. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital. We measure the effect of interest rate changes on CFBank’s economic value of equity (EVE), which is the difference between the estimated market value of CFBank’s assets and liabilities under different interest rate scenarios. The change in the EVE ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and CFBank did not change existing strategies. At December 31, 2024, CFBank’s EVE ratios, using interest rate shocks ranging from a 400 bps rise in rates to a 400 bps decline in rates, are shown in the following table. All values are within the acceptable range established by CFBank’s Board of Directors.

Economic Value of Equity
as a Percent of Assets
(CFBank only)
Basis Point	Economic
Change in Rates	Value Ratio
+400	9.4%
+300	9.7%
+200	10.1%
+100	10.5%
0	10.9%
-100	11.3%
-200	11.8%
-300	12.3%
-400	12.9%

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

CF BANKSHARES INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of CF Bankshares Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting as described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Forvis Mazars, LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

/s/ Timothy T. O’Dell

Timothy T. O’Dell

President and Chief Executive Officer

/s/ Kevin J. Beerman

Kevin J. Beerman

Executive Vice President and Chief Financial Officer

March 14, 2025

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

CF Bankshares Inc.

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CF Bankshares Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2025, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 4 to the consolidated financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standard Codification Topic 326: Financial Instruments – Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Report of Independent Registered Public Accounting Firm

Allowance for Credit Losses (ACL) – Qualitative Adjustments

As described in Note 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans (ACL-Loans) was approximately $17,474,000 as of December 31, 2024. The ACL represents the Company’s best estimate of current expected credit losses in the loan portfolio. Estimates of expected credit losses are based on relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. The Company utilized an average charge-off model combined with economic forecast models to estimate the current expected credit loss inherent in identified loan segments. The ACL-Loans includes a component that qualitatively adjusts model results for risk factors that are not inherently considered in the historical losses. The ACL-Loans also includes specific reserves for individual loans that exhibit unique risk characteristics which differentiate them from other loans within the loan segments.

We identified the qualitative adjustments component of the ACL-Loans as a critical audit matter. The qualitative adjustments component involves a high degree of auditor subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust loss rates.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Gaining an understanding of and testing the effectiveness of controls over the qualitative adjustments used in the ACL-Loan calculation including controls addressing the:

oSignificant assumptions and judgments applied in the development of the qualitative adjustments.

oAccuracy of the inputs to the qualitative adjustments applied to each loan segment in the ACL-Loan calculation.

•Substantively testing management's determination of the qualitative adjustments used in the ACL-Loan estimate, including:

oTesting management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources and involved firm modeling specialists to test the appropriateness of the design and operation of the model.

oPerforming a qualitative factor sensitivity analysis.

oAnalytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

oTesting the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL-Loan calculation.

/s/ Forvis Mazars, LLP

Forvis Mazars, LLP

We have served as the Company's auditor since 2014.

Indianapolis, Indiana

March 14, 2025

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

CF Bankshares Inc.

Columbus, Ohio

Opinion on the Internal Control over Financial Reporting

We have audited CF Bankshares Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 14, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Report of Independent Registered Public Accounting Firm

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Forvis Mazars, LLP

Forvis Mazars, LLP

Indianapolis, Indiana

March 14, 2025

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$235,272	$261,595
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,683	8,092
Equity securities	5,000	5,000
Loans held for sale, at fair value	2,623	1,849
Loans and leases, net of allowance for credit losses of $17,474 and $16,865, respectively	1,722,019	1,694,133
FHLB and FRB stock	8,918	8,482
Premises and equipment, net	3,536	3,812
Operating lease right-of-use assets	6,087	5,221
Bank owned life insurance	27,116	26,266
Accrued interest receivable and other assets	46,169	44,065
Total assets	$2,065,523	$2,058,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$273,668	$235,916
Interest bearing	1,482,127	1,508,141
Total deposits	1,755,795	1,744,057
FHLB advances and other debt	92,680	109,995
Advances by borrowers for taxes and insurance	2,238	2,179
Operating lease liabilities	6,229	5,302
Accrued interest payable and other liabilities	25,144	26,747
Subordinated debentures	15,000	14,961
Total liabilities	1,897,086	1,903,241

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,539,586 at December 31, 2024 and 5,665,958 at December 31, 2023	55	57
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at December 31, 2024 and December 31, 2023	13	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized;
2,000 shares issued at December 31, 2024 and 0 shares issued at December 31, 2023	-	-
Additional paid-in capital	92,225	91,068
Retained earnings	88,290	76,517
Accumulated other comprehensive loss	(1,803)	(2,290)
Treasury stock, at cost; 398,201 shares of voting common stock at December 31, 2024 and 381,098 shares of voting common stock at December 31, 2023	(10,343)	(9,991)
Total stockholders' equity	168,437	155,374
Total liabilities and stockholders' equity	$2,065,523	$2,058,615

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Interest and dividend income
Loans and leases, including fees	$106,750	$97,383	$63,717
Securities	549	658	881
FHLB and FRB stock dividends	675	592	348
Federal funds sold and other	10,415	9,646	2,818
	118,389	108,279	67,764
Interest expense
Deposits	67,158	56,363	15,952
FHLB advances and other debt	3,144	3,107	2,040
Subordinated debentures	1,443	1,169	982
	71,745	60,639	18,974
Net interest income	46,644	47,640	48,790
Provision for credit losses
Provision for credit losses-loans	6,087	1,858	787
Provision for credit losses-unfunded commitments	650	459	-
	6,737	2,317	787
Net interest income after provision for credit losses	39,907	45,323	48,003

Noninterest income
Service charges on deposit accounts	2,505	1,566	1,135
Net gains on sales of residential mortgage loans	435	119	656
Net gains on sales of SBA loans	246	66	353
Loss on redemption of life insurance policies	-	-	(173)
Earnings on bank owned life insurance	850	625	598
Swap fee income	321	715	190
Other	818	940	451
	5,175	4,031	3,210
Noninterest expense
Salaries and employee benefits	14,172	14,513	15,125
Occupancy and equipment	1,821	1,694	1,253
Data processing	2,569	2,172	2,807
Franchise and other taxes	1,269	1,263	1,151
Professional fees	2,729	2,470	2,758
Director fees	574	658	632
Postage, printing and supplies	152	149	183
Advertising and marketing	134	336	431
Telephone	210	257	249
Loan expenses	1,400	619	694
Depreciation	486	567	496
FDIC premiums	2,079	2,215	1,130
Regulatory assessment	258	242	272
Other insurance	198	209	177
Impairment of property and equipment	56	60	570
Other	831	945	693
	28,938	28,369	28,621
Income before incomes taxes	16,144	20,985	22,592
Income tax expense	2,757	4,048	4,428
Net income	$13,387	$16,937	$18,164
Earnings allocated to participating securities (Series D preferred stock)	(361)	-	-
Net income attributable to common stockholders	$13,026	$16,937	$18,164

Earnings per common share:
Basic	$2.08	$2.64	$2.84
Diluted	$2.06	$2.63	$2.78

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Net income	$13,387	$16,937	$18,164
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available for sale, net of tax of $130, ($67) and ($496):	487	(253)	(1,867)
Other comprehensive income (loss), net of tax	487	(253)	(1,867)
Comprehensive income	$13,874	$16,684	$16,297

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	Voting	Non-voting	Series D	Additional		Accumulated Other			Total
	Common	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury		Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Loss	Stock		Equity
Balance at January 1, 2022	$55	$13	$-	$88,528	$44,084	$(170)	$(7,180)		$125,330
Net income	-	-	-	-	18,164	-	-		18,164
Other comprehensive loss	-	-	-	-	-	(1,867)	-		(1,867)
Issuance of 69,648 stock-based incentive plan shares, net of forfeitures	1	-	-	(1)	-	-	-		-
Restricted stock expense, net of forfeitures	-	-	-	899	-	-	-		899
Stock options exercised	-	-	-	387	-	-	-		387
Acquisition of 3,424 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(73)		(73)
Acquisition of 4,366 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	-	(100)		(100)
Purchase of 110,998 treasury shares	-	-	-	-	-	-	(2,339)		(2,339)
Dividends declared ($0.18 per share)	-	-	-	-	(1,153)	-	-		(1,153)
Balance at December 31, 2022	56	13	-	89,813	61,095	(2,037)	(9,692)		139,248
Cumulative effect of ASC 326 adoption	-	-	-	-	(39)	-	-		(39)
Balance at January 1, 2023	56	13	-	89,813	61,056	(2,037)	(9,692)	-	139,209
Net income	-	-	-	-	16,937	-	-		16,937
Other comprehensive loss	-	-	-	-	-	(253)	-		(253)
Issuance of 59,784 stock-based incentive plan shares, net of forfeitures	1	-	-	(1)	-	-	-		-
Restricted stock expense, net of forfeitures	-	-	-	1,172	-	-	-		1,172
Stock options exercised	-	-	-	84	-	-	-		84
Acquisition of 4,875 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(95)		(95)
Acquisition of 1,555 treasury shares surrendered upon exercise of stock options for payment of exercise price	-	-	-	-	-	-	(27)		(27)
Purchase of 9,503 treasury shares	-	-	-	-	-	-	(177)		(177)
Dividends declared ($0.23 per share)	-	-	-	-	(1,476)	-	-		(1,476)
Balance at December 31, 2023	57	13	-	91,068	76,517	(2,290)	(9,991)		155,374
Net income	-	-	-	-	13,387	-	-		13,387
Other comprehensive income	-	-	-	-	-	487	-		487
Issuance of 75,618 stock-based incentive plan shares, net of forfeitures	-	-	-	-	-	-	-		-
Restricted stock expense, net of forfeitures	-	-	-	1,155	-	-	-		1,155
Acquisition of 6,007 treasury shares surrendered upon vesting of restricted stock for payment of taxes	-	-	-	-	-	-	(129)		(129)
Purchase of 11,095 treasury shares	-	-	-	-	-	-	(223)		(223)
Conversion of 200,000 shares of voting common stock to 2,000 shares of Series D Stock	(2)	-	-	2	-	-	-		-
Cash dividends declared on common stock ($0.25 per share)	-	-	-	-	(1,574)	-	-		(1,574)
Cash dividends declared on Series D preferred stock ($19.00 per share)	-	-	-	-	(40)	-	-		(40)
Balance at December 31, 2024	$55	$13	$-	$92,225	$88,290	$(1,803)	$(10,343)		$168,437

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Net income	$13,387	$16,937	$18,164
Adjustments to reconcile net income to net cash from operating activities:
Provision credit losses	6,737	2,317	787
Depreciation	486	567	496
Accretion, net	(1,376)	(1,024)	(881)
Deferred income tax (benefit) expense	(365)	456	215
Originations of loans held for sale	(47,597)	(10,800)	(97,265)
Proceeds from sale of loans held for sale	47,258	9,650	123,655
Net gains on sales of residential mortgage loans	(435)	(119)	(656)
Net gains on sales of SBA loans	(246)	(66)	(353)
Loss on disposal of premises and equipment	56	60	570
Loss on sale of other assets held for sale	-	13	-
Earnings on bank owned life insurance	(850)	(625)	(598)
Loss (gain) on redemption of life insurance policies	-	-	173
Stock-based compensation expense	1,155	1,172	899
Net change in:
Accrued interest receivable and other assets	3,520	(2,676)	(6,475)
Operating lease right-of-use asset	753	687	568
Operating lease liability	(692)	(686)	(594)
Accrued interest payable and other liabilities	(7,602)	2,188	1,059
Net cash from operating activities	14,189	18,051	39,764
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,205	2,013	3,517
Purchases	(2,149)	-	-
Loan and lease originations and payments, net	(32,350)	(124,851)	(364,759)
Purchase of loans and leases	(6,229)	-	(3,698)
Proceeds from the sale of loans	5,653	1,835	12,569
Additions to premises and equipment	(266)	(661)	(905)
Purchase of FRB and FHLB stock	(436)	(540)	(627)
Purchase of other investments	-	(1,200)	-
Other adjustments	578	(341)	582
Proceeds from the sale of assets held for sale	-	1,892	-
Net cash used by investing activities	(32,994)	(121,853)	(353,321)
Cash flows from financing activities:
Net change in deposits	11,738	216,135	281,570
Proceeds from FHLB advances and other debt	27,151	37,075	40,150
Repayments on FHLB advances and other debt	(44,500)	(36,575)	(20,450)
Net change in advances by borrowers for taxes and insurance	59	(1,334)	761
Cash dividends paid	(1,614)	(1,476)	(1,153)
Proceeds from exercise of stock options	-	84	387
Acquisition of treasury shares surrendered upon vesting of restricted stock and exercised options for payment of taxes and exercise proceeds	(129)	(122)	(173)
Purchase of treasury shares	(223)	(177)	(2,339)
Net cash (used by) from financing activities	(7,518)	213,610	298,753
Net change in cash and cash equivalents	(26,323)	109,808	(14,804)
Beginning cash and cash equivalents	261,595	151,787	166,591
Ending cash and cash equivalents	$235,272	$261,595	$151,787

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

	2024	2023	2022
Supplemental cash flow information:
Interest paid	$72,166	$58,799	$18,362
Income tax paid	664	3,975	2,450
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$-	$-	$1,674
Transfer from premises and equipment to assets held for sale	-	-	1,930
Investment payable on limited liability corporation and limited partnership	6,000	889	8,097
Initial recognition of operating lease right-of-use asset	1,619	4,550	-
Right-of-use asset obtained in exchange for new operating lease liability	1,619	4,550	-
Redemption proceeds receivable on life insurance policy	-	-	528
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

Cash in Excess of FDIC Limits: At December 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $226.9 million. Approximately $218.8 million of that amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Cincinnati, which is not federally insured.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature in April, 2025 and are carried at cost. As of December 31, 2024 and December 31, 2023, there was $100 in interest-bearing deposits in other financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of December 31, 2024 or December 31, 2023, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Concentration of Credit Risk: Most of the Company’s primary business activity is with customers located within the Ohio counties of Franklin, Delaware, Hamilton, Cuyahoga and Summit and Marion County, Indiana and contiguous counties. Therefore, the Company’s exposure to credit risk can be affected by changes in the economies within these counties. Although these counties are the Company’s primary market area for loans, the Company originates residential and commercial real estate loans throughout the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Adoption of ASC 326: Effective January 1, 2023, the Company adopted Accounting Standard Codification 326 (“ASC 326”) “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Results for the periods beginning after January 1, 2023 are presented under the new “Current Expected Credit Losses” (CECL) methodology under ASC 326, while prior period amounts continue to be reported in accordance with the “incurred loss” model under previously applicable GAAP.

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

The ACL - Loans represents the Company's best estimate of CECL on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the ACL - Loans is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Home equity lines of credit: Home equity lines of credit include both loans we originate for portfolio and purchased loans. We originate home equity lines of credit to customers generally within our primary market area. Home equity lines of credit are variable rate loans and the interest rate adjusts monthly at various margins to the prime rate of interest as disclosed in The Wall Street Journal. The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment, and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the loan commitment. The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral. Collections of home equity lines of credit are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. We continue to monitor collateral values and borrower FICO® scores on both purchased and portfolio loans and, when the situation warrants, have frozen the lines of credit.

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

Allowance for Loan and Lease Losses under prior GAAP (Incurred loss model): Prior to the adoption of ASC 326 and the CECL model on January 1, 2023, the Company maintained an allowance for loan and lease losses (ALLL) in accordance with the “incurred loss” model under previously applicable GAAP. The ALLL was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance were made for specific loans, but the entire allowance was available for any loan that, in management’s judgment, should be charged off.

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

Low Income Housing Tax Credits (LIHTC) and Historic Tax Credits (HTC): The Company has invested in LIHTCs and HTCs through direct investments and funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties and historic properties for purposes of qualifying for the LIHTCs and HTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at December 31, 2024 and December 31, 2023 was $1,331 and $1,909, respectively and is included in accrued interest receivable and other assets in the consolidated balance sheets. Income recognized, including incentive payments, was $189, $224, and $172, respectively, for 2024, 2023 and 2022 and is included in other noninterest income in the consolidated statements of income.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity. Reclassifications from accumulated other comprehensive loss are conducted on a specific identification method.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters at December 31, 2024 that will have a material effect on the financial statements. See Note 21 – Contingent Liabilities.

Restrictions on Cash: Cash on deposit with the FHLB included $3,300 pledged as collateral for FHLB advances at December 31, 2024.

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

Segment Reporting: The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” as of January 1, 2024. The Company has determined that all of its business activities meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby all of its business activities serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

Recent Accounting Pronouncements and Developments:

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. They provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company completed its transition from the use of LIBOR in 2023. The adoption of ASU No. 2020-04 did not have a material impact on our Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method.” This ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. We adopted the standard, effective January 1, 2024. The adoption of ASU No. 2023-02 did not have a material impact on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We adopted the standard in 2024. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and disclosures.

Future Accounting Matters:

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The pronouncement requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its Consolidated Financial Statements and disclosures.

NOTE 2 - REVENUE RECOGNITION

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Corporate debt	$9,983	$-	$2,283	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	982	1	-	983
Total	$10,965	$1	$2,283	$8,683

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Corporate debt	$9,980	$-	$2,880	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,007	-	19	988
Mortgage-backed securities - residential	4	-	-	4
Total	$10,991	$-	$2,899	$8,092

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at December 31, 2024 or December 31, 2023.

There were no sales of securities during the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

The amortized cost and fair value of debt securities at December 31, 2024 and December 31, 2023 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$982	$983	$1,007	$988
Due from one to five years	-	-	-	-
Due from five to ten years	9,983	7,700	9,980	7,100
Mortgage-backed securities - residential	-	-	4	4
Total	$10,965	$8,683	$10,991	$8,092

Fair value of securities pledged was as follows:

	At December 31,
	2024	2023	2022
Pledged as collateral for:
FHLB advances	$-	$497	$967
Public deposits	737	492	479
Total	$737	$989	$1,446

At year-end 2024, 2023 and 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2024 and December 31, 2023 aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,700	$2,283	$7,700	$2,283
Total temporarily impaired	$-	$-	$7,700	$2,283	$7,700	$2,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2023	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$-	$-	$7,100	$2,880	$7,100	$2,880
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	988	19	988	19
Mortgage-backed securities - residential (1)	1	-	3	-	4	-
Total temporarily impaired	$1	$-	$8,091	$2,899	$8,092	$2,899

(1)Unrealized loss is less than $1 resulting in rounding to zero.

The unrealized loss at December 31, 2024 was related to one Corporate debt security. The unrealized losses at December 31, 2023 were related to one Corporate debt security, one Mortgage-backed security and two U.S. Treasuries. Because the declines in fair value were attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and would unlikely be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be impaired at December 31, 2024 and December 31, 2023.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	December 31, 2024	December 31, 2023
Commercial (1)	$418,804	$439,895
Real estate:
Single-family residential	465,517	478,224
Multi-family residential	150,434	130,778
Commercial	460,064	433,026
Construction	202,166	190,722
Consumer:
Home equity lines of credit	39,520	35,960
Other	2,988	2,393
Subtotal	1,739,493	1,710,998
Less: ACL – Loans	(17,474)	(16,865)
Loans and Leases, net	$1,722,019	$1,694,133

(1)Includes $7,680 and $13,497 of commercial leases at December 31, 2024 and December 31, 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the ACL - Loans by portfolio segment for the year ended December 31, 2024 and December 31, 2023.

	December 31, 2024
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865
Provision of credit losses	6,353	(612)	151	(187)	34	31	317	6,087
Recoveries on loans	91	28	-	-	-	6	-	125
Loans charged off	(5,323)	-	-	-	-	-	(280)	(5,603)
Balances, December 31, 2024	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474

	December 31, 2023
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, December 31, 2022	$4,764	$3,914	$997	$3,384	$2,644	$333	$26	$16,062
Impact of adoption of ASC 326	877	(958)	66	726	(1,019)	(129)	28	(409)
Balances, January 1, 2023 Post-ASC 326 adoption	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	933	375	168	(5)	82	126	179	1,858
Recoveries on loans	85	40	-	-	-	4	3	132
Loans charged off	(775)	-	-	-	-	-	(3)	(778)
Balances, December 31, 2023	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865

Allowance for Loan and Lease Losses under prior GAAP (Incurred Loss Model):

Prior to the adoption of ASC 326 on January 1, 2023, the Company maintained an allowance for loan and lease losses (ALLL) in accordance with the incurred loss model.

The following table presents the activity in the ALLL by portfolio segment for the year ended December 31, 2022:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the amortized cost basis of collateral dependent loans by loan class and their respective collateral types, which are individually evaluated to determine expected credit losses.

	December 31, 2024
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$8,486	$8,486	$1,397
Real estate:
Single-family residential	86	-	86	-
Total	$86	$8,486	$8,572	$1,397

	December 31, 2023

	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$-	$449	$449	$44
Real estate:
Single-family residential	90	-	90	-
Total	$90	$449	$539	$44

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2022. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs. Cash payments of interest on these loans during the twelve months ended December 31, 2022 totaled $47.

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

(1)Allowance recorded is less than $1 resulting in rounding to zero

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2024:

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$12,876	$135
Real estate:
Single-family residential	1,649	1,649
Consumer:
Home equity lines of credit:	13	13
Total nonaccrual loans	$14,538	$1,797

Of the $14.5 million of nonaccrual loans at December 31, 2024, $1.1 million was guaranteed by the SBA.

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2023:

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$5,048	$1,658
Real estate:
Single-family residential	627	627
Consumer:
Home equity lines of credit:	17	17
Other consumer	30	30
Total nonaccrual loans	$5,722	$2,332

Of the $5.7 million of nonaccrual loans at December 31, 2023, $1.1 million was guaranteed by the SBA.

Nonaccrual loans include both single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and individually classified impaired loans. There were two loans, totaling $509 that were 90 days or more past due and still accruing at December 31, 2024. There were no loans 90 days or more past due and still accruing interest at December 31, 2023.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2024:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$3,231	$202	$5,948	$9,381	$409,423	$7,256
Real estate:
Single-family residential	1,112	-	1,649	2,761	462,756	-
Multi-family residential	-	-	-	-	150,434	-
Commercial:
Non-owner occupied	-	-	-	-	229,831	-
Owner occupied	-	-	181	181	205,030	-
Land	-	-	-	-	25,022	-
Construction	-	-	-	-	202,166	-
Consumer:
Home equity lines of credit	-	109	-	109	39,411	13
Other	41	-	-	41	2,947	-
Total	$4,384	$311	$7,778	$12,473	$1,727,020	$7,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2023:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$98	$-	$622	$720	$439,175	$4,426
Real estate:
Single-family residential	165	372	563	1,100	477,124	64
Multi-family residential	-	-	-	-	130,778	-
Commercial:
Non-owner occupied	-	-	-	-	228,548	-
Owner occupied	-	-	-	-	183,773	-
Land	-	-	-	-	20,705	-
Construction	-	-	-	-	190,722	-
Consumer:
Home equity lines of credit:
Originated for portfolio	97	-	17	114	35,846	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	30	30	2,363	-
Total	$360	$372	$1,232	$1,964	$1,709,034	$4,490

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

During the year ended December 31, 2024, the Company modified one commercial loan, with an amortized cost basis of $4.3 million at December 31, 2024, where the borrower was experiencing financial difficulty. The amortized cost basis of this loan represented 1% of commercial loans at December 31, 2024. The loan was modified to increase the interest rate by 75bps, extend the maturity date by six months, and allow for an amortization holiday and deferred interest options. The loan was not past due during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company modified one commercial loan, totaling $2.9 million, where the borrower was experiencing financial difficulty. The amortized cost basis of this loan represented 0.7% of commercial loans at December 31, 2023. The loan was modified to defer principal and interest payments for up to one year. For any period where the payments are deferred, the note will accrue at a higher rate of interest. The loan was deemed uncollectible during the year ended December 31, 2024 and was charged off.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan), is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of December 31, 2024. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$39,955	$26,619	$67,069	$82,579	$43,556	$8,224	$132,853	$-	$400,855
Special Mention	-	-	285	-	-	2,922	2,966	-	6,173
Substandard	-	-	7,085	4,256	-	-	50	-	11,391
Doubtful	-	-	385	-	-	-	-	-	385
Total Commercial	39,955	26,619	74,824	86,835	43,556	11,146	135,869	-	418,804
Gross charge-offs during the year ended December 31, 2024	-	-	1,755	3,568	-	-	-	-	5,323
Real estate loans:
Single-family residential
Payment performance
Performing	29,278	33,749	121,984	215,330	42,272	21,255	-	-	463,868
Nonperforming	-	547	371	168	-	563	-	-	1,649
Total Single-family residential loans	29,278	34,296	122,355	215,498	42,272	21,818	-	-	465,517
Multi-family residential
Pass	30,570	24,798	7,628	49,647	2,520	26,424	-	-	141,587
Special Mention	-	-	-	-	4,252	4,595			8,847
Total Multi-family residential loans	30,570	24,798	7,628	49,647	6,772	31,019	-	-	150,434
Commercial:
Non-owner occupied
Pass	10,169	49,053	33,204	67,360	14,019	52,679	-	-	226,484
Special Mention	-	-	-	-	-	2,842	-	-	2,842
Substandard	-	-	-	-	-	505	-	-	505
Total Non-owner occupied loans	10,169	49,053	33,204	67,360	14,019	56,026	-	-	229,831
Owner occupied
Pass	18,424	42,191	51,788	47,174	17,707	26,659	-	-	203,943
Special Mention	-	-	-	-	589	-	-	-	589
Substandard	-	-	-	-	-	679			679
Total Owner occupied loans	18,424	42,191	51,788	47,174	18,296	27,338	-	-	205,211
Land
Pass	16,853	3,190	-	4,979	-	-	-	-	25,022
Total Land loans	16,853	3,190	-	4,979	-	-	-	-	25,022
Construction
Performing	420	-	-	1,607					2,027
Pass	51,031	57,409	68,536	19,632	3,531	-	-	-	200,139
Total Construction loans	51,451	57,409	68,536	21,239	3,531	-	-	-	202,166
Total Real Estate loans	156,745	210,937	283,511	405,897	84,890	136,201	-	-	1,278,181
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	36,253	3,254	39,507
Nonperforming	-	-	-	-	-	-	-	13	13
Total Home equity lines of credit	-	-	-	-	-	-	36,253	3,267	39,520
Other
Payment performance									-
Performing	488	-	-	-	6	178	2,316	-	2,988
Nonperforming	-	-	-	-	-	-	-	-	-
Total Other consumer loans	488	-	-	-	6	178	2,316	-	2,988
Gross charge-offs during the year ended December 31, 2024	-	-	-	-	-	-	280	-	280
Total loans	$197,188	$237,556	$358,335	$492,732	$128,452	$147,525	$174,438	$3,267	$1,739,493
Total gross charge-offs during the year ended December 31, 2024	$-	$-	$1,755	$3,568	$-	$-	$280	$-	$5,603

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

	Term Loans (amortized cost basis by origination year)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$32,965	$86,433	$90,297	$45,670	$3,189	$9,888	$159,065	$1,078	$428,585
Special Mention	-	-	2,807	-	84	-	-	-	2,891
Substandard	-	384	7,537	-	-	-	50	-	7,971
Doubtful	-	448	-	-	-	-	-	-	448
Total Commercial	32,965	87,265	100,641	45,670	3,273	9,888	159,115	1,078	439,895
Gross charge-offs for the year ended December 31, 2023	-	564	211	-	-	-	-	-	775
Real estate loans:
Single-family residential
Payment performance
Performing	42,655	131,416	231,379	45,785	9,584	16,778	-	-	477,597
Nonperforming	-	-	-	-	-	627	-	-	627
Doubtful									-
Total Single-family residential loans	42,655	131,416	231,379	45,785	9,584	17,405	-	-	478,224
Multi-family residential
Pass	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Total Multi-family residential loans	24,839	8,776	53,815	7,311	15,772	20,265	-	-	130,778
Commercial:
Non-owner occupied
Pass	57,092	27,068	61,990	15,085	20,101	45,725	982	-	228,043
Special Mention	-	-	-	-	505	-	-	-	505
Total Non-owner occupied loans	57,092	27,068	61,990	15,085	20,606	45,725	982	-	228,548
Owner occupied
Not Rated									-
Pass	20,353	55,169	50,210	19,775	18,751	18,768	68	-	183,094
Special Mention	-	-	-	-	679	-	-	-	679
Total Owner occupied loans	20,353	55,169	50,210	19,775	19,430	18,768	68	-	183,773
Land
Pass	7,932	6,037	6,177	-	149	410	-	-	20,705
Total Land loans	7,932	6,037	6,177	-	149	410	-	-	20,705
Construction
Pass	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Construction loans	31,739	78,602	61,435	4,174	-	-	14,772	-	190,722
Total Real Estate loans	184,610	307,068	465,006	92,130	65,541	102,573	15,822	-	1,232,750
Consumer:
Home equity lines of credit:
Payment performance
Performing	-	-	-	-	-	-	33,510	2,433	35,943
Nonperforming	-	-	-	-	-	-	-	17	17
Total Home equity lines of credit	-	-	-	-	-	-	33,510	2,450	35,960
Other
Payment performance
Performing	-	-	-	12	-	216	2,135	-	2,363
Nonperforming	-	-	-	-	-	-	-	30	30
Total Other consumer loans	-	-	-	12	-	216	2,135	30	2,393
Gross charge-offs for the year ended December 31, 2023	-	-	-	-	-	3	-	-	3
Total loans	$217,575	$394,333	$565,647	$137,812	$68,814	$112,677	$210,582	$3,558	$1,710,998
Total gross charge-offs during the year ended December 31, 2023	$-	$564	$211	$-	$-	$3	$-	$-	$778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	December 31, 2024	December 31, 2023
Total minimum lease payments to be received	$8,009	$14,343
Less: unearned income	(336)	(863)
Plus: Indirect initial costs	7	17
Net investment in direct financing leases	$7,680	$13,497

The following summarizes the future minimum lease payments receivable in subsequent fiscal years:

2025	$4,875
2026	2,575
2027	513
2028	46
$8,009

NOTE 5 – FORECLOSED ASSETS

There were no foreclosed assets at December 31, 2024 or at December 31, 2023.

There was no activity in the valuation allowance account or any write-downs during the years ended December 31, 2024 and 2023.

There were no expenses related to foreclosed assets during the years ended December 31, 2024, 2023 and 2022.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at December 31, 2024 Using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	983
Total securities available for sale	$8,683
Loans held for sale	$2,623
Derivative assets	$3,730
Financial Liabilities:
Derivative liabilities	$3,730

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at December 31, 2024 or December 31, 2023. There were no transfers of assets or liabilities measured at fair value between levels during 2024 or 2023.

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2024. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value Measurements at December 31, 2023 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$403

There were no write-downs of impaired collateral dependent loans durint the year ended December 31, 2024. There was a total of $564 in write-downs on two impaired collateral-dependent loans during the year ended December 31, 2023. Impaired loans that are measured for impairment using the fair value of the collateral for collateral-dependent loans had a principal balance of $448 with a valuation allowance of $45 at December 31, 2023.

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

Financial Instruments Recorded Using Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of December 31, 2024 or December 31, 2023.

As of December 31, 2024 and December 31, 2023, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	December 31, 2024	December 31, 2023
Aggregate fair value	$2,623	$1,849
Contractual balance	2,623	1,849
Gain	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2024, 2023 and 2022 for loans held for sale were:

	2024	2023	2022
Interest income	$175	$30	$172
Interest expense	-	-	-
Change in fair value	-	-	(356)
Total change in fair value	$175	$30	$(184)

The carrying amounts and estimated fair values of financial instruments at year-end 2024 were as follows:

	Fair Value Measurements at December 31, 2024 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$235,272	$235,272	$-	$-	$235,272
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,683	-	8,683	-	8,683
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	2,623	-	2,623	-	2,623
Loans and leases, net	1,722,019	-	-	1,691,030	1,691,030
FHLB and FRB stock	8,918	n/a	n/a	n/a	n/a
Accrued interest receivable	8,395	182	151	8,062	8,395
Derivative assets	3,730	-	3,730	-	3,730

Financial liabilities
Deposits	$(1,755,795)	$(1,065,780)	$(689,282)	$-	$(1,755,062)
FHLB advances and other debt	(92,680)	-	(94,414)	-	(94,414)
Advances by borrowers for taxes and insurance	(2,238)	-	-	(2,238)	(2,238)
Subordinated debentures	(15,000)	-	(17,021)	-	(17,021)
Accrued interest payable	(2,259)	-	(2,259)	-	(2,259)
Derivative liabilities	(3,730)	-	(3,730)	-	(3,730)

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

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

NOTE 7 – LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end were as follows:

	December 31, 2024	December 31, 2023
Mortgage loans serviced for Freddie Mac	$770	$991

Custodial escrow balances maintained in connection with serviced loans were $42 and $33 at year-end 2024 and 2023, respectively.

The mortgage servicing rights on these loans were immaterial at December 31, 2024 and 2023.

NOTE 8 - PREMISES AND EQUIPMENT AND OPERATING LEASES

Year-end premises and equipment were as follows:

	December 31, 2024	December 31, 2023
Land and land improvements	$248	$248
Buildings	2,426	2,444
Furniture, fixtures and equipment	2,791	2,905
	5,465	5,597
Less: accumulated depreciation	(1,929)	(1,785)
	$3,536	$3,812

Depreciation expense for 2024, 2023 and 2022 totaled $486, $567, and $496, respectively.

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, the rate implicit in the lease is used whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At December 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.8 years and the weighted-average discount rate was 7.47%. At December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 8.9 years and the weighted-average discount rate was 7.21%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s operating lease costs were $753, $687, and $568 for the years ended December 31, 2024, 2023 and 2022, respectively. The variable lease costs totaled $816, $681, and $301 for the years ended December 31, 2024, 2023 and 2022, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of December 31, 2024 are as follows:

2025	$996
2026	919
2027	875
2028	894
2029	870
Thereafter	3,766
Total future minimum rental commitments	8,320
Less - amounts representing interest	(2,091)
Total operating lease liabilities	$6,229

NOTE 9 – DEPOSITS

Time deposits of $100 or more were $626,760 and $588,849 at year-end 2024 and 2023, respectively. Time deposits of $250 or more were $464,044 and $370,419 at year-end 2024 and 2023, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2025	$573,904
2026	94,282
2027	14,552
2028	7,277
Thereafter	-
Total	$690,015

Brokered deposits at year-end 2024 and 2023 totaled $420,820 and $440,350, respectively.

NOTE 10 –FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	December 31, 2024	December 31, 2023
FHLB fixed rate advances
Maturities:
2024	-	$-	$18,500
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		58,000	76,500

Variable rate other debt:
Holding Company credit facility	3.85%	34,680	33,495
Total		$92,680	$109,995

Each FHLB advance is payable at its maturity date, with a prepayment penalty if repaid before maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The FHLB advances were collateralized as follows:

	December 31, 2024	December 31, 2023
Single-family mortgage loans	$294,000	$305,283
Multi-family mortgage loans	54,950	63,024
Commercial real estate loans (1-4 family)	9,974	17,757
Home equity lines of credit	3,505	4,057
Securities	-	497
Cash	3,300	3,300
Total	$365,729	$393,918

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $244,603 from the FHLB at December 31, 2024 inclusive of the amount outstanding.

The Holding Company has a $35,000 credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. As of December 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34,680 on the credit facility. At December 31, 2023, the Company had an outstanding balance, net of unamortized debt issuance costs, of $33,495 on the credit facility.

Contractual maturities of the Holding Company credit facility as of December 31, 2024 are as follows:

2025	$1,750
2026	1,750
2027	2,625
2028	2,625
2029	3,500
Thereafter	22,750
Less - unamortized debt issuance costs	(320)
$34,680

At December 31, 2024, CFBank had additional availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at December 31, 2024 and December 31, 2023. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the FRB at December 31, 2024 or at December 31, 2023.

Assets pledged as collateral with the FRB were as follows:

	2024	2023
Commercial loans	$42,807	$67,295
Commercial real estate loans	121,196	113,739
	$164,003	$181,034

Based on the collateral pledged, CFBank was eligible to borrow up to $127,424 from the FRB at year-end 2024.

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures began to reset quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.44% at December 31, 2024 and 8.44% at December 31, 2023.

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

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.73% at December 31, 2024 and 9.70% at December 31, 2023. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At December 31, 2024, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,845.

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

The funding shortfall (surplus) of the Pentegra DB Plan at June 30, 2024 was $162 and at June 30, 2023 was $180. CFBank’s contributions for the plan years ending June 30, 2024, June 30, 2023, and June 30, 2022 totaled $22, $24, and $19, respectively. Contributions to the plan may vary from period to period due to the change in the plan's unfunded liability. The unfunded liability is primarily related to the change in plan assets and the change in plan liability from one year to the next. The change in plan assets is based on contributions deposited, benefits paid and the actual rate of return earned on plan assets. The change in plan liability is based on demographic changes and changes in the interest rates used to determine plan liability. In the event the actual rate of return earned on plan assets declines, the value of the plan assets will decline. In the event the interest rates used to determine plan liability decrease, plan liability will increase. The combined effect of each change determines the change in the unfunded liability and the change in the employer contributions.

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

Funded status (market value of plan assets divided by funding target) based on valuation reports as of July 1, 2024 and 2023 was 75.76% and 81.12%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 of the Pentegra DB Plan, totaled $151,773 and $142,405 for the plan years ended June 30, 2023 and June 30, 2022, respectively. CFBank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.

401(k) Plan:

The Company sponsors a 401(k) plan that allows employee contributions up to the maximum amount allowable under federal tax regulations, which are currently matched in an amount equal to 50% of the first 8% of the compensation contributed. Total expense for matching contributions for 2024, 2023 and 2022 was $170, $92 and $301, respectively.

Salary Continuation Agreement:

In 2004, CFBank entered into a nonqualified salary continuation agreement with its former Chairman Emeritus. Benefits provided under the plan are unfunded, and payments are made by CFBank. Under the plan, CFBank pays him, or his beneficiary, a benefit of $25 annually for 20 years, beginning six months after his retirement date, which was February 28, 2008. The expense related to this plan totaled $4, $5, and $6 in 2024, 2023 and 2022, respectively. The accrual is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $74 at year-end 2024 and $95 at year-end 2023.

Life Insurance Benefits:

CFBank has entered into agreements with certain employees, former employees and directors to provide life insurance benefits which are funded through life insurance policies purchased and owned by CFBank. The expense related to these benefits totaled ($12), ($12) and ($3) in 2024, 2023 and 2022, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $115 at year-end 2024 and $126 at year-end 2023.

Deferred Cash Incentive Agreements:

CFBank has entered into agreements with certain officers to provide deferred cash compensation as an incentive and reward for the success of CFBank. The expense related to these benefits totaled $134, $129, and $262 in 2024, 2023 and 2022, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $617 at year-end 2024 and $509 at year-end 2023.

NOTE 13 – INCOME TAXES

Income tax expense was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Current federal	$3,122	$3,592	$4,213
Deferred federal (1)	(365)	456	215
Total	$2,757	$4,048	$4,428

(1)Includes tax benefit of operating loss carryforwards of $34, $34, and $34 for the years ended December 31, 2024, 2023 and 2022, respectively.

Effective tax rates differ from the federal statutory rate of 21% for 2024, 2023 and 2022 applied to income before income taxes due to the following:

	December 31, 2024	December 31, 2023	December 31, 2022
Federal Statutory rate times financial statement income	$3,390	$4,407	$4,744
Effect of:
Stock compensation	(17)	(7)	(50)
Bank owned life insurance income	(179)	(131)	(126)
Tax credits, net of amortization	(398)	(194)	(111)
Other	(39)	(27)	(29)
	$2,757	$4,048	$4,428
Effective tax rate	17%	19%	20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Year-end deferred tax assets and liabilities were due to the following:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$4,084	$3,819
Compensation related items	620	599
Deferred loan fees	167	-
Nonaccrual interest	43	13
Net operating loss carry forward	261	295
Operating lease liabilities	1,329	1,142
Unrealized mark-to-market loss	479	609
	6,983	6,477
Deferred tax liabilities:
FHLB stock dividend	226	226
Depreciation	547	469
Operating lease right-of-use assets	1,299	1,124
Deferred loan costs	-	9
Limited partnership interests	663	642
Prepaid expenses	71	65
	2,806	2,535
Net deferred tax asset	$4,177	$3,942

At December 31, 2024, the Company had a deferred tax asset recorded of $4,177. At December 31, 2023, the Company had a deferred tax asset recorded of $3,942. These balances are included in the accrued interest receivable and other assets on the consolidated balance sheets. At December 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2021.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2024 that no valuation allowance was required against the net deferred tax asset.

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

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2024. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Beginning balance	$23,388	$8,298
New loans	4,532	15,604
Repayments	(4,604)	(514)
Ending balance	$23,316	$23,388

All loans to related parties were made by CFBank in the ordinary course of business under terms equivalent to those prevailing in the market for arm’s length transactions at the time of origination.

Deposits from principal officers, directors, and their affiliates totaled $3,594 and $3,922 at year-end 2024 and 2023, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those plans totaled $1,155, $1,172 and $899 for 2024, 2023 and 2022, respectively. The total income tax benefit was $243, $246 and $189 for 2024, 2023 and 2022, respectively.

The 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan” and, together with the 2019 Plan, the “Plans”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 203,065 shares remaining available for awards of stock option grants, stock appreciation rights, restricted stock awards or restricted stock units under the 2019 Plan at December 31, 2024.

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

There were no stock options granted during the years ended December 31, 2024 and December 31, 2023. There were no stock options exercised during the year ended December 31, 2024 and 11,089 options exercised during the year ended December 31, 2023. There were no options canceled, forfeited or expired during the year ended December 31, 2024 and December 31, 2023. As of December 31, 2024, there were no outstanding stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The 2019 Plans also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years. There were 75,618 shares of restricted stock granted in 2024 and 59,784 shares of restricted stock granted in 2023.

A summary of changes in the Company’s nonvested shares of restricted stock for the year follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	119,026	$19.99
Granted	75,618	19.17
Vested	(60,126)	19.57
Forfeited	(2,353)	21.11
Nonvested at December 31, 2024	132,165	$19.70

As of December 31, 2024 and 2023, the unrecognized compensation cost related to nonvested shares granted under the Plans was $1,625 and $1,381, respectively.

There were 60,126 shares restricted stock that vested during the year ended December 31, 2024 and 46,967 shares of restricted stock that vested during the year ended December 31, 2023. There were 2,353 and 6,204 shares of restricted stock forfeited during the years ended December 31, 2024 and December 31, 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present actual and required capital ratios as of December 31, 2024 and December 31, 2023 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital to risk weighted assets	$230,120	13.60%	$177,636	10.50%	$169,177	10.00%
Tier 1 (Core) Capital to risk weighted assets	210,675	12.45%	143,801	8.50%	135,342	8.00%
Common equity tier 1 capital to risk-weighted assets	210,675	12.45%	118,424	7.00%	109,965	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	210,675	10.33%	81,614	4.00%	102,018	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital to risk weighted assets	$215,164	13.30%	$169,909	10.50%	$161,818	10.00%
Tier 1 (Core) Capital to risk weighted assets	196,977	12.17%	137,546	8.50%	129,455	8.00%
Common equity tier 1 capital to risk-weighted assets	196,977	12.17%	113,273	7.00%	105,182	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	196,977	9.76%	80,727	4.00%	100,908	5.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 17 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank enters into interest-rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. CFBank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and CFBank receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “accrued interest receivable and other assets” and “accrued interest payable and other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position and does not use derivatives for trading purposes. Hedge accounting is not applied. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $92,818, $81,858 and $42,177 at December 31, 2024, 2023 and 2022, respectively.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At December 31, 2024, CFBank had $2,128 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank may be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of December 31, 2024, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	2024	2023	2022
Notional amount	$92,818	$81,858	$42,177
Weighted average pay rate on interest-rate swaps	5.45%	5.36%	4.34%
Weighted average receive rate on interest-rate swaps	6.93%	7.81%	6.21%
Weighted average maturity (years)	8.6	8.2	7.7
Fair value of derivative asset	$3,730	$4,710	$4,233
Fair value of derivative liability	$(3,730)	$(4,710)	$(4,233)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. Early in 2021, we strategically scaled down and repositioned our residential mortgage business as a result of the shifts in the residential mortgage industry and, during the second quarter of 2022, we exited the direct-to-consumer mortgage business in favor of lending in our regional markets. The Company had $3,566 and $5,345 of interest rate lock commitments related to residential mortgage loans at December 31, 2024 and 2023, respectively. The fair value of these interest lock commitments was immaterial at December 31, 2024 and 2023.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end:

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate lock commitments	$3,566	$-	$5,345	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table represents the notional amount of loans sold during the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Notional amount of loans sold	$47,597	$10,799	$97,265

The following table represents the revenue recognized on mortgage activities for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Gain (loss) on loans sold	$435	$119	$(64)
Gain (loss) from change in fair value of loans held-for-sale	-	-	(356)
Gain (loss) from change in fair value of derivatives	-	-	1,076
	$435	$119	$656

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$11,593	$202,590	$14,578	$151,693
Unused lines of credit	$13,718	$190,972	$7,513	$157,695
Standby letters of credit	$2,795	$-	$3,345	$-

Commitments to make loans are generally made for periods of 60 days or less, except for construction loan commitments, which are typically for a period of one to three years, and loans under a specific drawdown schedule, which are based on the individual contracts. The fixed-rate loan commitments had interest rates ranging from 3.00% to 10.00% and maturities ranging from one month to 30 years at December 31, 2024. The fixed-rate loan commitments had interest rates ranging from 3.0% to 9.5% and maturities ranging from three months to 30 years at December 31, 2023.

As discussed in Note 1, effective January 1, 2023, the Company adopted ASC 326. The Company maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. This reserve level remains appropriate and is reported in other liabilities in the Consolidated Balance Sheets. The related allowance for credit losses on unfunded commitments was $1,971 and $1,321 at December 31, 2024 and December 31, 2023, respectively.

	December 31,
	2024	2023
Balance at beginning of the period	$1,321	$862
Provision for credit losses-unfunded commitments	650	459
Ending Balance	$1,971	$1,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CF Bankshares Inc. follows:

	2024	2023
Assets
Cash and cash equivalents	$1,028	$530
Equity securities	5,000	5,000
Investment in banking subsidiary	209,137	194,985
Investment in and advances to other subsidiary	267	257
Other assets	3,058	3,387
Total assets	$218,490	$204,159

Liabilities and Equity
Subordinated debentures	$15,000	$14,961
Other borrowings	34,680	33,495
Accrued expenses and other liabilities	373	329
Stockholders' equity	168,437	155,374
Total liabilities and stockholders' equity	$218,490	$204,159

	2024	2023	2022
Dividend income	$3,250	$6,000	$10,000
Interest income	-	1	-
Other income	706	724	675
Interest expense	2,842	2,492	1,882
Other expense	931	887	796
Income before income tax and before undistributed subsidiary income	183	3,346	7,997
Tax effect	685	599	463
Income after income tax and before undistributed subsidiary income	868	3,945	8,460
Equity in undistributed subsidiary income	12,519	12,992	9,704
Net income	$13,387	$16,937	$18,164
Comprehensive income	$13,874	$16,684	$16,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2024	2023	2022
Cash flows from operating activities
Net Income	$13,387	$16,937	$18,164
Adjustments:
Effect of subsidiaries' operations	(12,519)	(12,992)	(9,704)
Amortization, net	39	39	39
Change in other assets and other liabilities	373	(284)	263
Net cash used by operating activities	1,280	3,700	8,762

Cash flows from investing activities
Investments in banking subsidiary	-	(6,000)	(11,000)
Net cash from (used by ) investing activities	-	(6,000)	(11,000)

Cash flows from financing activities
Proceeds from other borrowings	1,184	10,034	15,184
Repayments of other borrowings	-	(6,000)	(10,000)
Proceeds from exercise of stock options	-	84	387
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise proceeds	(129)	(122)	(173)
Purchase of treasury shares	(223)	(177)	(2,339)
Dividends paid	(1,614)	(1,476)	(1,153)
Net cash from financing activities	(782)	2,343	1,906
Net change in cash and cash equivalents	498	43	(332)
Beginning cash and cash equivalents	530	487	819
Ending cash and cash equivalents	$1,028	$530	$487

NOTE 20 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Basic
Net income	$13,387	$16,937	$18,164
Earnings allocated to participating securities	(361)	-	-
Net income allocated to common shareholders	$13,026	$16,937	$18,164

Weighted average common shares outstanding including unvested share-based payment awards	6,393,124	6,547,283	6,508,064
Less: Unvested share-based payment awards-2019 Plan	(118,553)	(126,195)	(111,011)
Average shares	6,274,571	6,421,088	6,397,053
Basic earnings per common share	$2.08	$2.64	$2.84

Diluted
Net income allocated to common shareholders	$13,026	$16,937	$18,164

Weighted average common shares outstanding for basic earnings per common share	6,274,571	6,421,088	6,397,053
Add: Dilutive effects of assumed exercises of stock options	-	3,353	27,096
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	34,421	23,006	111,011
Average shares and dilutive potential common shares	6,308,992	6,447,447	6,535,160
Diluted earnings per common share	$2.06	$2.63	$2.78

There were no anti-dilutive securities during the years ended December 31, 2024, 2023 and 2022.

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

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the years ended December 31, 2024, 2023 and 2022 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Year Ended December 31, 2024, 2023 and 2022 (1)

	Unrealized Gains and Losses on Available-for-Sale Securities

	2024	2023	2022
Accumulated other comprehensive loss, beginning of period	$(2,290)	$(2,037)	$(170)
Other comprehensive gain (loss) before reclassifications	487	(253)	(1,867)
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	-
Net current-period other comprehensive income (loss)	487	(253)	(1,867)
Accumulated other comprehensive loss, end of period	$(1,803)	$(2,290)	$(2,037)

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the years ended December 31, 2024, 2023 and 2022.

NOTE 23 - PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. At December 31, 2024, 2,000 shares of Series D Preferred Stock were outstanding.

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

NOTE 24 - TAX CREDIT INVESTMENTS

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

The following table summarizes the Company’s tax credit investments as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$20,139	$10,767	$15,578	$10,539
Historic Tax Credit (HTC)	1,953	1,573	2,025	1,573
Total	$22,092	$12,340	$17,603	$12,112

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
Amortization expense	2024	2023
LIHTC	$1,439	$877
HTC	72	72
Total	$1,511	$949

Tax credits recognized:
LIHTC	$1,447	$891
HTC	88	88
Total	$1,535	$979

NOTE 25 - OTHER ASSETS HELD FOR SALE

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

NOTE 26 - SUBSEQUENT EVENT

On January 29, 2025, the Board of Directors of the Company authorized a new stock repurchase program pursuant to which the Company may repurchase up to 325,000 shares, or approximately 5% of the Company’s outstanding common stock on or before January 31, 2026.  Under the stock repurchase program, the Company may purchase shares of its common stock from time to time through various means, including open market transactions and privately negotiated transactions. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company. The manner, timing and amount of any stock repurchases will be determined by the Company’s management in its discretion based on its evaluation of various factors, including the trading price of the Company’s common stock, market and economic conditions, regulatory requirements and other corporate considerations.  The repurchase program may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2024 were effective.

Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is included on page 54 of this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None

(b) During the quarter ended December 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors will be included in the section captioned “PROPOSAL 1 – ELECTION OF DIRECTORS” of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) pursuant to SEC Regulation 14A (the “2025 Proxy Statement”), which section is incorporated herein by reference.

Executive Officers of the Registrant. Information required by Item 401 of Regulation S-K with respect to our executive officers will be included in the section captioned “EXECUTIVE OFFICERS” in our 2025 Proxy Statement, which section is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K will be included in the section captioned “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS” in our 2025 Proxy Statement, which section is incorporated herein by reference.

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

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the section captioned “CORPORATE GOVERNANCE – Board Meetings and Committees” in our 2025 Proxy Statement, which section is incorporated herein by reference. The procedures by which stockholders of the Company may recommend nominees to the Company’s

Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders held on May 29, 2024.

Insider Trading Arrangements and Policies. The Company has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation.

Information required by Item 402 of Regulation S-K will be included in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS” and “2024 COMPENSATION OF DIRECTORS” in our 2025 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K will be included in the section captioned “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK” in our 2025 Proxy Statement, which section is incorporated herein by reference.

Related Stockholder Matters – Equity Compensation Plan Information. The following table shows the number of shares of our common stock subject to outstanding stock option awards and remaining available for awards under the Company’s Equity Incentive Plans at December 31, 2024.

Equity Compensation Plan Information
Plan Category	(a) Number of Common Shares to be issued upon exercise of all outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	-	$-	203,065
Equity compensation plans not approved by shareholders	-	-	-
Total	-	$-	203,065

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included in the sections captioned “CORPORATE GOVERNANCE – Certain Relationships and Related Party Transactions” and “CORPORATE GOVERNANCE – Director Independence” in our 2025 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Forvis Mazars, LLP, Indianapolis, Indiana (PCAOB Auditor Firm ID 686).

Information required by this Item 14 will be included in the section captioned “AUDIT COMMITTEE MATTERS” in our 2025 Proxy Statement, which section is incorporated herein by reference.

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

3.12

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated February 5, 2024, filed with the Commission on February 6, 2024 (File No. 0-25045))

3.13

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.3

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.4

Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 29, 2024 (File No. 0-25045)

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

10.5*	Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement filed with the Commission on April 26, 2019)
10.6*	First Amendment to the CF Bankshares Inc. 2019 Equity Incentive Plan
10.7*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.8*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.9*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 26, 2019, filed with the Commission on April 26, 2019 (File No. 0-25045))

10.10*

First Amendment to Employment Agreement, dated as of June 6, 2024, by and among CF Bancshares Inc., CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 6, 2024, filed with the Commission on June 6, 2024 (File No. 0-25045))

10.11*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 16, 2016, filed with the Commission on August 16, 2016 (File No. 0-25045))

10.12*

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.13*

First Amendment to Employment Agreement, dated as of June 6, 2024, by and among CF Bancshares Inc., CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated June 6, 2024, filed with the Commission on June 6, 2024 (File No. 0-25045))

10.14*

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.15*

Deferred Cash Incentive Agreement, dated as of December 29, 2022, by and between CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023 (File No. 0-25045))

10.16*

Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023 (File No. 0-25045))

10.17*

Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on March 31, 2023 (File No. 0-25045))

21.1	Subsidiaries of the Registrant
19	Insider Trading Policy
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Principal Financial Officer
97	Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 29, 2024 (File No. 0-25045)

101.1	Interactive Data File ( Inline XBRL)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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
Date: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 14, 2025
Timothy T. O’Dell

/s/ Kevin J. Beerman	Executive Vice President and Chief Financial Officer	March 14, 2025
Kevin J. Beerman

/s/ Robert E. Hoeweler	Chairman	March 14, 2025
Robert E. Hoeweler

/s/ Thomas P. Ash	Director	March 14, 2025
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 14, 2025
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 14, 2025
Edward W. Cochran

/s/ David L. Royer	Director	March 14, 2025
David L. Royer

/s/ Sundeep Rana	Director	March 14, 2025
Sundeep Rana