Form 10-Q
period 2025-03-31
CF BANKSHARES INC.
filed 2025-05-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

Commission File Number: 0-25045

CF BANKSHARES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-1877137
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4960 E. Dublin Granville Road Suite #400 Columbus, OH	43081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 334-7979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
(Voting) Common Stock, $.01 par value	CFBK	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2025, there were 5,219,630 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$240,986	$235,272
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	8,793	8,683
Equity securities	—	5,000
Loans held for sale, at fair value	3,505	2,623
Loans and leases, net of allowance for credit losses of $17,803 and $17,474, respectively	1,750,139	1,722,019
FHLB and FRB stock	8,022	8,918
Foreclosed assets, net	524	-
Premises and equipment, net	3,472	3,536
Operating lease right-of-use assets	5,925	6,087
Bank owned life insurance	27,341	27,116
Accrued interest receivable and other assets	45,874	46,169
Total assets	$2,094,681	$2,065,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$291,800	$273,668
Interest bearing	1,491,889	1,482,127
Total deposits	1,783,689	1,755,795
FHLB advances and other debt	92,689	92,680
Advances by borrowers for taxes and insurance	1,346	2,238
Operating lease liabilities	6,083	6,229
Accrued interest payable and other liabilities	23,183	25,144
Subordinated debentures	15,009	15,000
Total liabilities	1,921,999	1,897,086
Commitments and contingent liabilities	—	—
Stockholders' equity
Common stock, $0.01 par value; shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,618,841 at March 31, 2025 and 5,539,586 at December 31, 2024	56	55
Non-voting common stock, $0.01 par value; shares issued: 1,260,700 at March 31, 2025 and December 31, 2024	13	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized; 2,000 shares issued at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	92,527	92,225
Retained earnings	92,267	88,290
Accumulated other comprehensive loss	(1,725)	(1,803)
Treasury stock, at cost; 402,782 shares of voting common stock at March 31, 2025 and 398,201 shares of voting common stock at December 31, 2024	(10,456)	(10,343)
Total stockholders' equity	172,682	168,437
Total liabilities and stockholders' equity	$2,094,681	$2,065,523

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Interest and dividend income
Loans and leases, including fees	$26,815	$26,010
Securities	139	129
FHLB and FRB stock dividends	174	165
Federal funds sold and other	2,072	2,782
	29,200	29,086
Interest expense
Deposits	15,253	16,650
FHLB advances and other debt	714	785
Subordinated debentures	324	367
	16,291	17,802
Net interest income	12,909	11,284
Provision for credit losses
Provision for credit losses-loans	352	1,317
Provision (reversal) for credit losses-unfunded commitments	230	(80)
	582	1,237
Net interest income after provision for credit losses	12,327	10,047
Noninterest income
Service charges on deposit accounts	667	559
Net gains on sales of residential mortgage loans	114	90
Net gains (losses) on sales of commercial loans	(18)	167
Net loss on sale of equity security	(103)	—
Earnings on bank owned life insurance	225	204
Other	321	(115)
	1,206	905
Noninterest expense
Salaries and employee benefits	4,183	3,508
Occupancy and equipment	434	434
Data processing	674	615
Franchise and other taxes	303	286
Professional fees	787	663
Director fees	177	125
Postage, printing and supplies	49	44
Advertising and marketing	44	14
Telephone	55	51
Loan expenses	325	447
Foreclosed assets, net	1	—
Depreciation	118	130
FDIC premiums	546	600
Regulatory assessment	65	65
Other insurance	46	56
Other	147	149
	7,954	7,187
Income before incomes taxes	5,579	3,765
Income tax expense	1,149	695
Net income	$4,430	$3,070
Earnings allocated to participating securities (Series D preferred stock)	(136)	(57)
Net income attributable to common stockholders	$4,294	$3,013

Earnings per common share:
Basic	$0.68	$0.48
Diluted	$0.68	$0.47

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net income	$4,430	$3,070
Other comprehensive income:
Unrealized holding gains arising during the period related to securities available for sale, net of tax of $20 and $2	78	9
Other comprehensive income, net of tax	78	9
Comprehensive income	$4,508	$3,079

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended March 31, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2025	$55	$13	$—	$92,225	$88,290	$(1,803)	$(10,343)	$168,437
Net income	—	—	—	—	4,430	—	—	4,430
Other comprehensive income	—	—	—	—	—	78	—	78
Issuance of 79,425 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	303	—	—	—	303
Acquisition of 4,581 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(113)	(113)
Cash dividends declared on common stock ($0.07 per share)	—	—	—	—	(439)	—	—	(439)
Cash dividends declared on Series D preferred Stock ($7.00 per share)	—	—	—	—	(14)	—	—	(14)
Balance at March 31, 2025	$56	$13	$—	$92,527	$92,267	$(1,725)	$(10,456)	$172,682

Three months ended March 31, 2024	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	$57	$13	$—	$91,068	$76,517	$(2,290)	$(9,991)	$155,374
Net income	—	—	—	—	3,070	—	—	3,070
Other comprehensive loss	—	—	—	—	—	9	—	9
Issuance of 7,068 stock based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	233	—	—	—	233
Acquisition of 5,663 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(122)	(122)
Purchase of 8,850 treasury shares	—	—	—	—	—	—	(179)	(179)
Conversion of 200,000 shares of voting common stock to 2,000 shares of Series D Preferred Stock	(2)	—	—	2	—	—	—	—
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	(386)	—	—	(386)
Balance at March 31, 2024	$55	$13	$-	$91,303	$79,201	$(2,281)	$(10,292)	$157,999

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net Income	$4,430	$3,070
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	582	1,237
Depreciation	118	130
Accretion, net	(384)	(272)
Deferred income tax benefit	(97)	(277)
Net loss on sale of equity security	103	—
Originations of loans held for sale	(9,173)	(9,037)
Proceeds from sale of loans held for sale	8,405	8,734
Net gains on sales of residential mortgage loans	(114)	(90)
Net (gains) losses on sales of commercial loans	18	(167)
Earnings on bank owned life insurance	(225)	(204)
Stock-based compensation expense	303	233
Net change in:
Accrued interest receivable and other assets	185	1,015
Operating lease right-of-use asset	162	180
Operating lease liability	(146)	(175)
Accrued interest payable and other liabilities	(1,961)	(5,538)
Net cash from (used by) operating activities	2,206	(1,161)
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	—	503
Proceeds from the sale of equity security	4,897	—
Loan and lease originations and payments, net	(49,284)	(6,384)
Proceeds from the sale of loans	20,441	4,011
Additions to premises and equipment	(54)	(3)
Redemption (purchase) of FHLB and FRB stock	896	(9)
Other adjustments	176	100
Net cash used by investing activities	(22,928)	(1,782)
Cash flows from financing activities:
Net change in deposits	27,894	(20,987)
Proceeds from FHLB advances and other debt	30	1,000
Repayments on FHLB advances and other debt	(30)	—
Net change in advances by borrowers for taxes and insurance	(892)	(1,086)
Cash dividends paid	(453)	(386)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(113)	(122)
Purchase of treasury shares	—	(179)
Net cash from (used by) financing activities	26,436	(21,760)
Net change in cash and cash equivalents	5,714	(24,703)
Beginning cash and cash equivalents	235,272	261,595
Ending cash and cash equivalents	$240,986	$236,892

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$16,084	$17,150
Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$524	$—
Investment payable on limited partnerships	$—	$5,000

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2025 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2024 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (referred to herein as the “2024 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

The accrual of interest income on all classes of loans, except other consumer loans, is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Other consumer loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan for all classes of loans. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of March 31, 2025 and December 31, 2024, as the unrealized losses were attributable to changes in interest rates, not credit quality.

Allowance for Credit Losses – Loans and Leases ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans and leases are collectively referred to as “loans” for the purpose of discussing the allowance for credit losses. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL - Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 4 - Loans and Leases to the Consolidated Financial Statements.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, an adjustment is recorded through expense. Operating costs after acquisition are expensed. Foreclosed assets at March 31, 2025 consisted of one single-family residential property that was transferred into foreclosed assets at fair value at the time of transfer in the first quarter of 2025. There were no foreclosed assets at December 31, 2024.

Low Income Housing Tax Credits (LIHTC) and Historical Tax Credits (HTC): The Company has invested in LIHTCs and HTCs through direct investments and funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties and historic properties for purposes of qualifying for the LIHTCs and HTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at March 31, 2025 and December 31, 2024 was $1,155 and $1,331, respectively and is included in accrued interest receivable and other assets in the consolidated balance sheets. Income recognized, including incentive payments, was $54 and $41, respectively, for the three months ended March 31, 2025 and March 31, 2024 and is included in other noninterest income in the consolidated statements of income.

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at March 31, 2025 and December 31, 2024.

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were 11,504 shares of anti-dilutive securities during the three months ended March 31, 2025 and no anti-dilutive securities for the three months ended March 31, 2024. The factors used in the earnings per share computation follow:

	Three months ended
	March 31,
	2025	2024
	(unaudited)
Basic
Net income	$4,430	$3,070
Earnings allocated to participating securities	(136)	(57)
Net income allocated to common shareholders	$4,294	$3,013

Weighted average common shares outstanding including unvested share-based payment awards	6,406,483	6,418,671
Less: Unvested share-based payment awards- 2019 Incentive Plan	(120,834)	(88,773)
Average shares	6,285,649	6,329,898
Basic earnings per common share	$0.68	$0.48

Diluted
Net income allocated to common shareholders	$4,294	$3,013

Weighted average common shares outstanding for basic earnings per common share	6,285,649	6,329,898
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	—	27,400
Average shares and dilutive potential common shares	6,285,649	6,357,298
Diluted earnings per common share	$0.68	$0.47

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

In March 2023, the FASB issued ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method”. This ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. We adopted the standard effective January 1, 2024. The adoption of ASU No. 2023-02 did not have a material impact on our Consolidated Financial Statements.

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

Future Accounting Matters:

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. Although ASU 2023-09 will impact income tax disclosures, the Company does not expect a material impact to the Company’s Consolidated Financial Statements.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at March 31, 2025 and December 31, 2024, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025 (unaudited)
Corporate debt	$9,984	$—	$2,184	$7,800
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury (1)	993	—	—	993
Total	$10,977	$-	$2,184	$8,793

(1)
Unrealized gain is less than $1 resulting in rounding to zero.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Corporate debt	$9,983	$—	$2,283	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	982	1	—	983
Total	$10,965	$1	$2,283	$8,683

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at March 31, 2025 or March 31, 2024.

There were no sales of securities during the three months ended March 31, 2025 and 2024.

The amortized cost and fair value of debt securities at March 31, 2025 and December 31, 2024 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025		December 31, 2024
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$993	$993	$982	$983
Due from five to ten years	9,984	7,800	9,983	7,700
Total	$10,977	$8,793	$10,965	$8,683

Fair value of securities pledged as collateral was as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Pledged as collateral for:
Public deposits	745	737
Total	$745	$737

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2025 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$7,800	$2,184	$7,800	$2,184
Total temporarily impaired	$—	$—	$7,800	$2,184	$7,800	$2,184

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$7,700	$2,283	$7,700	$2,283
Total temporarily impaired	$-	$—	$7,700	$2,283	$7,700	$2,283

At March 31, 2025, 88.7% of the Company’s available for sale securities were reported at less than historical cost. At December 31, 2024, 88.7% of the Company's available for sale securities were reported at less than historical cost.

The unrealized losses at March 31, 2025 and December 31, 2024 were related to one Corporate debt security. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell this security and it was likely that it would not be required to sell this security before its anticipated recovery, the Company did not record an allowance for credit losses at March 31, 2025 and December 31, 2024.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2025	December 31, 2024
	(unaudited)
Commercial (1)	$414,685	$418,804
Real estate:
Single-family residential	441,595	465,517
Multi-family residential	143,337	150,434
Commercial	514,833	460,064
Construction	208,577	202,166
Consumer:
Home equity lines of credit	41,994	39,520
Other	2,921	2,988
Subtotal	1,767,942	1,739,493
Less: ACL – Loans	(17,803)	(17,474)
Loans and leases, net	$1,750,139	$1,722,019

(1)
Includes $6,242 and $7,680 of commercial leases at March 31, 2025 and December 31, 2024, respectively.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three months ended March 31, 2025 and 2024 (unaudited).

	Three Months Ended March 31, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2025	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474
Provision (reversal) for credit losses	831	(276)	(171)	(44)	11	19	(18)	352
Recoveries on loans	61	9	—	—	—	1	—	71
Loans charged off	(67)	(27)	—	—	—	—	—	(94)
Balances, March 31, 2025	$7,830	$2,493	$1,211	$3,874	$1,752	$391	$252	$17,803

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865
Provision (reversal) for credit losses	1,628	(48)	(84)	193	(428)	(1)	57	1,317
Recoveries on loans	6	8	—	—	—	2	—	16
Loans charged off	—	—	—	—	—	—	—	-
Balances, March 31, 2024	$7,518	$3,331	$1,147	$4,298	$1,279	$335	$290	$18,198

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

	March 31, 2025 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$8,486	$8,486	$2,471
Real estate:
Single-family residential	84	—	84	—
Total	$84	$8,486	$8,570	$2,471

	December 31, 2024
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$8,486	$8,486	$1,397
Real estate:
Single-family residential	86	—	86	—
Total	$86	$8,486	$8,572	$1,397

The following table presents the recorded investment in nonaccrual loans by class of loans at March 31, 2025 (unaudited):

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$13,291	$628
Real estate:
Single-family residential	1,095	1,095
Consumer:
Home equity lines of credit	108	108
Total nonaccrual loans	$14,494	$1,831

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonaccrual loans by class of loans at December 31, 2024.

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$12,876	$135
Real estate:
Single-family residential	1,649	1,649
Consumer:
Home equity lines of credit	13	13
Total nonaccrual loans	$14,538	$1,797

Of the $14.5 million of nonaccrual loans at March 31, 2025 and December 31, 2024, $1.5 million was guaranteed by the Small Business Administration (SBA).

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually evaluated loans. There was one loan, totaling $69 that was 90 days or more past due and still accruing interest at March 31, 2025. There were two loans, totaling $509 that were 90 days or more past due and still accruing interest at December 31, 2024.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2025 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$42	$173	$8,652	$8,867	$405,818	$4,708
Real estate:
Single-family residential	838	—	934	1,772	439,823	161
Multi-family residential	—	—	—	—	143,337	—
Commercial:
Non-owner occupied	—	—	—	—	272,096	—
Owner occupied	—	177	—	177	209,485	—
Land	—	—	—	—	33,075	—
Construction	—	—	—	—	208,577	—
Consumer:
Home equity lines of credit	510	—	96	606	41,388	12
Other	—	—	—	—	2,921	—
Total	$1,390	$350	$9,682	$11,422	$1,756,520	$4,881

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2024:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$3,231	$202	$5,948	$9,381	$409,423	$7,256
Real estate:
Single-family residential	1,112	—	1,649	2,761	462,756	—
Multi-family residential	—	—	—	—	150,434	—
Commercial:
Non-owner occupied	—	—	—	—	229,831	—
Owner occupied	—	—	181	181	205,030	—
Land	—	—	—	—	25,022	—
Construction	—	—	—	—	202,166	—
Consumer:
Home equity lines of credit:
Originated for portfolio	—	—	—	—	—	—
Purchased for portfolio	—	109	—	109	39,411	13
Other	41	—	—	41	2,947	—
Total	$4,384	$311	$7,778	$12,473	$1,727,020	$7,269

Loan Modifications:

During the three months ended March 31, 2025 and March 31, 2024, the Company did not modify any loans to borrowers experiencing financial difficulties.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of March 31, 2025. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$14,185	$34,102	$24,978	$63,366	$77,279	$48,299	$136,008	$1,827	$400,044
Special Mention	—	—	—	—	—	2,850	—	—	2,850
Substandard	—	—	—	7,079	4,277	—	50	—	11,406
Doubtful	—	—	—	385	—	—	—	—	385
Total Commercial	14,185	34,102	24,978	70,830	81,556	51,149	136,058	1,827	414,685
Gross charge-offs during the three months ended March 31, 2025	—	—	—	—	67	—	—	—	67
Real estate loans:
Single-family residential
Payment performance
Performing	897	29,181	29,040	112,207	212,703	56,472	—	—	440,500
Nonperforming	—	—	—	371	161	563	—	—	1,095
Total Single-family residential loans	897	29,181	29,040	112,578	212,864	57,035	—	—	441,595
Gross charge-offs during the three months ended March 31, 2025	—	—	27	—	—	—	—	—	27
Multi-family residential
Pass	—	30,537	24,781	7,588	49,420	22,190	—	—	134,516
Special Mention						8,821			8,821
Total Multi-family residential loans	—	30,537	24,781	7,588	49,420	31,011	—	—	143,337
Commercial:
Non-owner occupied
Pass	30,897	9,283	48,805	43,852	72,493	63,432	—	—	268,762
Special Mention	—	—	—	—	—	2,829	—	—	2,829
Substandard	—	—	—	—	—	505	—	—	505
Total Non-owner occupied loans	30,897	9,283	48,805	43,852	72,493	66,766	—	—	272,096
Owner occupied
Pass	251	18,306	42,002	58,816	46,099	42,927	—	—	208,401
Special Mention	—	—	—	—	—	582	—	—	582
Substandard	—	—	—	—	—	679	—	—	679
Total Owner occupied loans	251	18,306	42,002	58,816	46,099	44,188	—	—	209,662
Land
Pass	6,742	18,132	3,194	—	5,007	—	—	—	33,075
Total Land loans	6,742	18,132	3,194	—	5,007	—	—	—	33,075
Construction
Not Rated	—	532	—	—	—	—	—	—	532
Pass	5,509	68,873	63,755	53,576	12,801	3,531	—	—	208,045
Total Construction loans	5,509	69,405	63,755	53,576	12,801	3,531	—	—	208,577
Total Real Estate loans	44,296	174,844	211,577	276,410	398,684	202,531	—	—	1,308,342
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	40,986	900	41,886
Nonperforming	—	—	—	—	—	—	96	12	108
Total Home equity lines of credit	—	—	—	—	—	—	41,082	912	41,994
Other
Payment performance									—
Performing	—	484	—	—	—	172	2,265	—	2,921
Total Other consumer loans	—	484	—	—	—	172	2,265	—	2,921
Total loans	$58,481	$209,430	$236,555	$347,240	$480,240	$253,852	$179,405	$2,739	$1,767,942
Total gross charge-offs during the three months ended March 31, 2025	$—	$—	$27	$—	$67	$—	$—	$—	$94

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of December 31, 2024. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans.

	Term Loans (amortized cost basis by origination year)
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$39,955	$26,619	$67,069	$82,579	$43,556	$8,224	$132,853	$—	$400,855
Special Mention	—	—	285	—	—	2,922	2,966	—	6,173
Substandard	—	—	7,085	4,256	—	—	50	—	11,391
Doubtful	—	—	385	—	—	—	—	—	385
Total Commercial	39,955	26,619	74,824	86,835	43,556	11,146	135,869	—	418,804
Gross charge-offs for the year ended December 31, 2024	—	—	1,755	3,568	—	—	—	—	5,323
Real estate loans:
Single-family residential
Payment performance
Performing	29,278	33,749	121,984	215,330	42,272	21,255	—	—	463,868
Nonperforming	—	547	371	168	—	563	—	—	1,649
Total Single-family residential loans	29,278	34,296	122,355	215,498	42,272	21,818	—	—	465,517
Multi-family residential
Pass	30,570	24,798	7,628	49,647	2,520	26,424	—	—	141,587
Special Mention					4,252	4,595			8,847
Total Multi-family residential loans	30,570	24,798	7,628	49,647	6,772	31,019	—	—	150,434
Commercial:
Non-owner occupied
Pass	10,169	49,053	33,204	67,360	14,019	52,679	—	—	226,484
Special Mention	—	—	—	—	—	2,842	—	—	2,842
Substandard	—	—	—	—	—	505	—	—	505
Total Non-owner occupied loans	10,169	49,053	33,204	67,360	14,019	56,026	—	—	229,831
Owner occupied
Pass	18,424	42,191	51,788	47,174	17,707	26,659	—	—	203,943
Special Mention	—	—	—	—	589	—	—	—	589
Substandard	—	—	—	—	—	679	—	—	679
Total Owner occupied loans	18,424	42,191	51,788	47,174	18,296	27,338	—	—	205,211
Land
Pass	16,853	3,190	—	4,979	—	—	—	—	25,022
Total Land loans	16,853	3,190	—	4,979	—	—	—	—	25,022
Construction
Performing	420	—	—	1,607	—	—	—	—	2,027
Pass	51,031	57,409	68,536	19,632	3,531	—	—	—	200,139
Total Construction loans	51,451	57,409	68,536	21,239	3,531	—	—	—	202,166
Total Real Estate loans	156,745	210,937	283,511	405,897	84,890	136,201	—	—	1,278,181
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	36,253	3,254	39,507
Nonperforming	—	—	—	—	—	—	—	13	13
Total Home equity lines of credit	—	—	—	—	—	—	36,253	3,267	39,520
Other
Payment performance
Performing	488	—	—	—	6	178	2,316	—	2,988
Nonperforming	—	—	—	—	—	—	—	-	-
Total Other consumer loans	488	—	—	-	6	178	2,316	-	2,988
Gross charge-offs for the year ended December 31, 2024	—	—	—	—	—	—	280	—	280
Total loans	$197,188	$237,556	$358,335	$492,732	$128,452	$147,525	$174,438	$3,267	$1,739,493
Total gross charge-offs during the year ended December 31, 2024	$—	$—	$1,755	$3,568	$—	$—	$280	$—	$5,603

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2025	December 31, 2024
	(unaudited)
Total minimum lease payments to be received	$6,481	$8,009
Less: Unearned income	(244)	(336)
Plus: Indirect initial costs	5	7
Net investment in direct financing leases	$6,242	$7,680

The following summarizes the future minimum lease payments receivable in fiscal year 2025 and in subsequent fiscal years:

2025, excluding the three months ended March 31, 2025	$3,489
2026	2,472
2027	474
2028	46
2029	—
Thereafter	—
Total future minimum payments	$6,481

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At March 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 8.6 years and the weighted-average discount rate was 7.49%. At December 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.8 years and the weighted-average discount rate was 7.47%.

The Company’s operating lease costs were $162 for the three months ended March 31, 2025 and $180 for the three months ended March 31, 2024. The variable lease costs totaled $198 for the three months ended March 31, 2025 and $191 for the three months ended March 31, 2024. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of March 31, 2025 are as follows:

2025, excluding the three months ended March 31, 2025	$749
2026	919
2027	875
2028	894
2029	870
Thereafter	3,766
Total future minimum rental commitments	8,073
Less - amounts representing interest	(1,990)
Total operating lease liabilities	$6,083

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2025 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,800
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	993
Total securities available for sale	$8,793
Loans held for sale	$3,505
Derivative assets	$3,352
Financial Liabilities:
Derivative liabilities	$3,352

Fair Value Measurements at December 31, 2024 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	983
Total securities available for sale	$8,683
Loans held for sale	$2,623
Derivative assets	$3,730
Financial Liabilities:
Derivative liabilities	$3,730

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2025 or December 31, 2024. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2025 and December 31, 2024.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

There were no charge offs on individually evaluated collateral dependent loans during the three months ended March 31, 2025 or 2024.

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2025 or December 31, 2024.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

As of March 31, 2025 and December 31, 2024, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Aggregate fair value	$3,505	$2,623
Contractual balance	3,505	2,623
Gain (loss)	$—	$—

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2025 and 2024 for loans held for sale were:

	Three months ended March 31,
	2025	2024
	(unaudited)
Interest income	$35	$28
Interest expense	—	—
Change in fair value	—	—
Total change in fair value	$35	$28

The carrying amounts and estimated fair values of financial instruments at March 31, 2025 were as follows:

	Fair Value Measurements at March 31, 2025 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$240,986	$240,986	$—	$—	$240,986
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	8,793	—	8,793	—	8,793
Loans held for sale	3,505	—	3,505	—	3,505
Loans and leases, net	1,750,139	—	—	1,731,307	1,731,307
FHLB and FRB stock	8,022	n/a	n/a	n/a	n/a
Accrued interest receivable	9,174	333	212	8,629	9,174
Derivative assets	3,352	—	3,352	—	3,352
Financial Liabilities
Deposits	$(1,783,689)	$(1,076,864)	$(706,759)	$—	$(1,783,623)
FHLB advances and other borrowings	(92,689)	—	(93,735)	—	(93,735)
Advances by borrowers for taxes and insurance	(1,346)	—	—	(1,346)	(1,346)
Subordinated debentures	(15,009)	—	(16,954)	—	(16,954)
Accrued interest payable	(2,467)	—	(2,467)	—	(2,467)
Derivative liabilities	(3,352)	—	(3,352)	—	(3,352)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

	Fair Value Measurements at December 31, 2024 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$235,272	$235,272	$—	$—	$235,272
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	8,683	—	8,683	—	8,683
Equity securities	5,000	—	5,000	—	5,000
Loans held for sale	2,623	—	2,623	—	2,623
Loans and leases, net	1,722,019	—	—	1,691,030	1,691,030
FHLB and FRB stock	8,918	n/a	n/a	n/a	n/a
Accrued interest receivable	8,395	182	151	8,062	8,395
Derivative assets	3,730	—	3,730	—	3,730
Financial Liabilities
Deposits	$(1,755,795)	$(1,065,780)	$(689,282)	$—	$(1,755,062)
FHLB advances and other borrowings	(92,680)	—	(94,414)	—	(94,414)
Advances by borrowers for taxes and insurance	(2,238)	—	—	(2,238)	(2,238)
Subordinated debentures	(15,000)	—	(17,021)	—	(17,021)
Accrued interest payable	(2,259)	—	(2,259)	—	(2,259)
Derivative liabilities	(3,730)	—	(3,730)	—	(3,730)

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

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.41% at March 31, 2025 and 7.44% at December 31, 2024. There were no unamortized debt issuance costs at March 31, 2025. At March 31, 2025 and December 31, 2024, the balance of the subordinated notes was $5,155.

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

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.70% at March 31, 2025 and 8.73% at December 31, 2024. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At March 31, 2025 and December 31, 2024, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,854 and $9,845, respectively.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2025	December 31, 2024
		(unaudited)
FHLB fixed rate advances:
Maturities:
2025	N/A	$—	$—
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$58,000	$58,000
Variable rate other debt:
Holding Company credit facility	3.85%	34,689	34,680
Total		$92,689	$92,680

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company has a $35,000 credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, the credit facility was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will then convert to a floating rate equal to PRIME. At March 31, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34,689 on the facility.

Contractual maturities of the Holding Company credit facility as of March 31, 2025 were as follows:

2025, excluding the three months ended March 31, 2025	$1,750
2026	1,750
2027	2,625
2028	2,625
2029	3,500
Thereafter	22,750
Less - unamortized debt issuance costs	(311)
$34,689

At March 31, 2025, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at March 31, 2025 and December 31, 2024. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the Federal Reserve Bank (“FRB”) at March 31, 2025 and December 31, 2024.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $303 for the three months ended March 31, 2025 and $233 for the three months ended March 31, 2024. The total income tax effect was $64 for the three months ended March 31, 2025 and $49 for the three months ended March 31, 2024.

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 123,810 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at March 31, 2025.

Stock Options:

The 2019 Plan permits the grant of stock options to directors, officers and employees of the Holding Company and CFBank. Stock option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one year to three years, and are exercisable for ten years from the date of grant. Unvested stock options immediately vest upon a change of control.

There were no stock options outstanding at March 31, 2025.

There were no stock options granted during the three months ended March 31, 2025 and March 31, 2024. There were no stock options exercised during the three months ended March 31, 2025 and March 31, 2024.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 79,425 shares of restricted stock granted under the 2019 Plan during the three months ended March 31, 2025. There were 7,068 shares of restricted stock granted during the three months ended March 31, 2024.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2025 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	132,165	$19.70
Granted	79,425	22.14
Vested	(29,288)	20.73
Forfeited	(170)	21.85
Nonvested at March 31, 2025	182,132	$20.59

As of March 31, 2025 and 2024, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $3,078 and $1,303, respectively.

There were 170 shares of restricted stock forfeited during the three-month period ended March 31, 2025, and no shares of restricted stock forfeited during the three months ended March 31, 2024. There were 29,288 shares of restricted stock that vested during the three months ended March 31, 2025, and 47,908 shares of restricted stock that vested during the three months ended March 31, 2024.

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

The following tables present actual and required capital ratios as of March 31, 2025 and December 31, 2024 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Capital to risk weighted assets	$236,087	13.76%	$180,155	10.50%	$171,576	10.00%
Tier 1 (Core) Capital to risk weighted assets	216,083	12.59%	145,840	8.50%	137,261	8.00%
Common equity tier 1 capital to risk-weighted assets	216,083	12.59%	120,103	7.00%	111,524	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	216,083	10.55%	81,895	4.00%	102,368	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital to risk weighted assets	$230,120	13.60%	$177,636	10.50%	$169,177	10.00%
Tier 1 (Core) Capital to risk weighted assets	210,675	12.45%	143,801	8.50%	135,342	8.00%
Common equity tier 1 capital to risk-weighted assets	210,675	12.45%	118,424	7.00%	109,965	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	210,675	10.33%	81,614	4.00%	102,018	5.00%

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

The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $91,835 at March 31, 2025 and $92,818 at December 31, 2024.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At March 31, 2025, CFBank had $2,128 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of March 31, 2025, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Summary information about the derivative instruments is as follows:

	March 31, 2025	December 31, 2024
	(unaudited)
Notional amount	$91,835	$92,818
Weighted average pay rate on interest-rate swaps	5.46%	5.45%
Weighted average receive rate on interest-rate swaps	6.74%	6.93%
Weighted average maturity (years)	8.5	8.6
Fair value of derivative asset	$3,352	$3,730
Fair value of derivative liability	(3,352)	(3,730)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $2,603 of interest rate lock commitments related to residential mortgage loans at March 31, 2025 and $3,566 of interest rate lock commitments related to residential mortgage loans at December 31, 2024. The fair value of these interest lock commitments was immaterial at March 31, 2025 and December 31, 2024.

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Balance Sheets as of the period end (in thousands):

	March 31, 2025		December 31, 2024
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate lock commitments	$2,603	$—	$3,566	$—

The following table represents the notional amount of loans sold through mortgage banking activities during the three months ended March 31, 2025 and 2024 (unaudited):

	Three Months Ended
	March 31,
	2025	2024
Notional amount of loans sold	$9,173	$9,037

The following table represents the gain (loss) recognized on mortgage activities for the three months ended March 31, 2025 and 2024 (unaudited):

	Three Months Ended
	March 31,
	2025	2024
Gain on loans sold	$114	$90
Gain (loss) from change in fair value of loans held-for-sale	—	—
	$114	$90

NOTE 12 – INCOME TAXES

At March 31, 2025 and December 31, 2024, the Company had a deferred tax asset recorded in the amount of $4,173 and $4,177, respectively. At March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2025 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At March 31, 2025, the Company had net operating loss carryforwards of $21,764, which expire at various dates from 2025 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, in August 2012 the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. ASC 740 does not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at March 31, 2025. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, tax exempt interest, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was 20.6% for the three months ended March 31, 2025 and 18.5% for the three months ended March 31, 2024, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.7%)	(0.5%)
Tax exempt interest	(0.4%)	0.0%
Tax exempt earnings on bank owned life insurance	(0.8%)	(1.1%)
Dividends on equity securities	(0.2%)	(0.3%)
Tax credit investments	1.6%	(0.7%)
Other, net	0.1%	0.1%
Effective tax rate	20.6%	18.5%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025 and 2024 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended
	March 31,
	2025	2024
	(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities
Accumulated other comprehensive loss, beginning of period	$(1,803)	$(2,290)
Other comprehensive gain before reclassifications (2)	78	9
Net current-period other comprehensive gain	78	9
Accumulated other comprehensive loss, end of period	$(1,725)	$(2,281)

(1)
All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024.

NOTE 14- PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. At March 31, 2025 and December 31, 2024, 2,000 shares of Series D Preferred Stock were outstanding.

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

NOTE 15- TAX CREDIT INVESTMENTS

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the Company’s tax credit investments as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$20,139	$9,814	$20,139	$10,767
Historic Tax Credit (HTC)	1,953	1,573	1,953	1,573
Total	$22,092	$11,387	$22,092	$12,340

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
Amortization expense	2025	2024
LIHTC	$442	$353
HTC	240	—
Total	$682	$353
Tax credits recognized:
LIHTC	$448	$355
HTC	—	—
Total	$448	$355

NOTE 16- SUBSEQUENT EVENTS

On April 2, 2025, the Company’s Board of Directors declared a cash dividend of $0.07 per share on its common stock and a corresponding cash dividend of $7.00 per share on its Series D Preferred Stock. The dividend was paid on April 22, 2025 to shareholders of record as of the close of business on April 14, 2025.

On April 30, 2025, the Company entered into a new $10 million revolving line of credit with the same third-party bank that is the lender on its existing $35 million holding company credit facility. The revolving line of credit matures on April 30, 2027 and bears interest at a fixed rate of 6.00% until May 21, 2026, at which time the rate will then convert to a floating rate equal to PRIME. The revolving line of credit provides an additional $10 million of availability that could be drawn on to inject additional Tier 1 capital into CFBank.

Effective April 30, 2025, the Company’s $35,000 credit facility was also amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will then convert to a floating rate equal to PRIME.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports and materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2024.

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

Financial Condition

General. Assets totaled $2.09 billion at March 31, 2025 and increased $29.2 million, or 1.4%, from $2.07 billion at December 31, 2024. The increase was primarily due to a $28.1 million increase in net loans and leases.

Cash and cash equivalents. Cash and cash equivalents totaled $241.0 million at March 31, 2025, and increased $5.7 million, or 2.4%, from $235.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily attributed to the sale of a $5.0 million equity security.

Securities. Securities available for sale totaled $8.8 million at March 31, 2025, and increased $110,000, or 1.3%, compared to $8.7 million at December 31, 2024.

Loans held for sale. Loans held for sale totaled $3.5 million at March 31, 2025, and increased $882,000, or 33.6%, from $2.6 million at December 31, 2024. The increase in loans held for sale was the result of increases in the volume of loans to be sold.

Loans and Leases. Net loans and leases totaled $1.75 billion at March 31, 2025, and increased $28.1 million, or 1.6%, from $1.72 billion at December 31, 2024. The increase in loans and leases balances was primarily due to a $47.7 million increase in commercial real estate loan balances, a $6.4 million increase in construction loan balances, and a $2.5 million increase in home equity lines of credit balances, partially offset by a $23.9 million decrease in single-family residential loan balances, and a $4.1 million decrease in commercial and industrial (C&I) loan balances. The decrease in single-family residential loan balances was due primarily to the sale of two portfolios of loans totaling $18.1 million.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $17.8 million at March 31, 2025, and increased $329,000, or 1.9%, from $17.5 million at December 31, 2024. The ratio of the ACL - Loans to total loans was 1.01% at March 31, 2025, compared to 1.00% at December 31, 2024.

The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL - Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in Note 1 – Summary of Significant Accounting Policies and Note 4 - Loans and Leases to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $12.7 million at March 31, 2025, and decreased $80,000, or 0.62%, from $12.8 million at December 31, 2024. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $3.4 million at March 31, 2025 and $2.3 million at December 31, 2024.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $14.6 million at March 31, 2025, and decreased $484,000 from $15.0 million at December 31, 2024. The decrease in nonaccrual loans was primarily driven by the transfer of a $524,000 single-family residential loan in nonaccrual at December 31, 2024, to foreclosed assets during the first quarter of 2025. The ratio of nonperforming loans to total loans was 0.82% at March 31, 2025 compared to 0.87% at December 31, 2024.

During the three month periods ended March 31, 2025 and 2024, the Company did not modify any loans where the borrower was experiencing financial difficulty.

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

The level of total criticized and classified loans decreased by $3.8 million, or 11.5%, during the three months ended March 31, 2025. Loans designated as special mention decreased $3.4 million, or 18.3%, and totaled $15.1 million at March 31, 2025, compared to $18.5 million at December 31, 2024. Loans classified as substandard decreased $444,000, or 3.1%, and totaled $13.8 million at March 31, 2025, compared to $14.2 million at December 31, 2024. Loans designated as doubtful totaled $385,000 at both March 31, 2025 and December 31, 2024. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $1.1 million and totaled $11.4 million at March 31, 2025, compared to $12.5 million at December 31, 2024. Past due loans totaled 0.7% of the loan portfolio at March 31, 2025, compared to 0.7% at December 31, 2024. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $132.3 million, or 31.9%, of CFBank’s commercial portfolio at March 31, 2025, compared to $131.2 million, or 31.3%, at December 31, 2024. Interest only home equity lines of credit totaled $41.1 million, or 97.8%, of the total home equity lines of credit at March 31, 2025, compared to $38.8 million, or 98.1%, at December 31, 2024.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of March 31, 2025; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held $524,000 in foreclosed assets at March 31, 2025 compared to none at December 31, 2024. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.78 billion at March 31, 2025, an increase of $27.9 million, or 1.6%, when compared to $1.76 billion at December 31, 2024. The increase when compared to December 31, 2024 was primarily due to an $18.1 million increase in noninterest-bearing account balances, coupled with a $9.8 million increase in interest-bearing account balances.

At March 31, 2025, approximately 31.0% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.8% at December 31, 2024.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $431.3 million at March 31, 2025, and increased $10.5 million, or 2.5%, from $420.8 million at December 31, 2024. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $255.5 million at March 31, 2025, and decreased $16.2 million, or 6.0%, from $271.7 million at December 31, 2024.

FHLB advances and other debt. FHLB advances and other debt totaled $92.7 million at March 31, 2025, an increase of $9,000 when compared to $92.7 million at December 31, 2024.

The Holding Company has a $35.0 million credit facility. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, the credit facility was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will then convert to a floating rate equal to PRIME. As of March 31, 2025, the Company had an outstanding balance, net of unamortized issuance costs, of $34.7 million on the facility.

At March 31, 2025, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at March 31, 2025 or December 31, 2024.

Subordinated debentures. Subordinated debentures totaled $15.0 million at both March 31, 2025 and December 31, 2024. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at March 31, 2025 and December 31, 2024.

Stockholders’ equity. Stockholders’ equity totaled $172.7 million at March 31, 2025, an increase of $4.2 million, or 2.5%, from $168.4 million at December 31, 2024. The increase in stockholders’ equity during the three months ended March 31, 2025 was primarily attributed to net income, partially offset by $453,000 in dividend payments.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2025 and 2024.

General. Net income for the three months ended March 31, 2025 totaled $4.4 million (or $0.68 per diluted common share) compared to net income of $3.1 million (or $0.47 per diluted common share) for the three months ended March 31, 2024. The increase in net income was primarily the result of an increase in net interest income, a decrease in provision for credit losses expense and an increase in noninterest income, partially offset by an increase in noninterest expense.

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

Net interest income totaled $12.9 million for the quarter ended March 31, 2025 and increased $1.6 million, or 14.4%, compared to net interest income of $11.3 million for the quarter ended March 31, 2024. The increase was primarily due to a $1.5 million, or 8.5%, decrease in interest expense, coupled with a $114,000, or 0.4%, increase in interest income. The decrease in interest expense was attributed to a 37bps decrease in the average cost of funds on interest-bearing liabilities, coupled with a $6.4 million, or 0.4%, decrease in average interest-bearing liabilities. The increase in interest income was primarily attributed to a $40.3 million, or 2.1%, increase in average interest-earning assets outstanding, partially offset by a 10bps decrease in the average yield on interest-earning assets. The net interest margin of 2.64% for the quarter ended March 31, 2025 increased 28bps compared to the net interest margin of 2.36% for the first quarter of 2024.

Interest income totaled $29.2 million for the quarter ended March 31, 2025, and increased $114,000, or 0.4%, compared to $29.1 million for the quarter ended March 31, 2024. The increase in interest income was primarily attributed to a $53.3 million, or 3.1%, increase in average loans and leases outstanding and loans held for sale.

Interest expense totaled $16.3 million for the quarter ended March 31, 2025, and decreased $1.5 million, or 8.5%, compared to $17.8 million for the quarter ended March 31, 2024. The decrease in interest expense was primarily attributed to a 42bps decrease in the average rate of interest-bearing deposits, partially offset by a $11.6 million, or 0.8%, increase in average interest-bearing deposits.

Provision for credit losses. There was $582,000 in provision for credit losses expense for the quarter ended March 31, 2025, which reflected a decrease of $655,000, compared to a $1.2 million provision for the quarter ended March 31, 2024. Net charge-offs for the quarter ended March 31, 2025 totaled $23,000 compared to net recoveries of $16,000 for the quarter ended March 31, 2024.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
(unaudited)	(Dollars in thousands)
Commercial	$6	$(6)
Single-family residential real estate	18	(8)
Home equity lines of credit	(1)	(2)
Total	$23	$(16)

Noninterest income. Noninterest income for the quarter ended March 31, 2025 totaled $1.2 million and increased $301,000, or 33.3%, compared to $905,000 for the quarter ended March 31, 2024. The increase was primarily due to a $436,000 increase on other noninterest income, partially offset by a $185,000 decrease in net gains on sales of commercial loans.

Noninterest expense. Noninterest expense for the quarter ended March 31, 2025 totaled $8.0 million and increased $767,000, or 10.7%, compared to $7.2 million for the quarter ended March 31, 2024. The increase in noninterest expense was primarily due to a $675,000 increase in salaries and employee benefits and a $124,000 increase in professional fee expense. The increase in salaries and

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

employee benefits was primarily driven by higher expense accruals related to staff incentives and deferred compensation incentives in the first quarter of 2025 when compared to the first quarter of 2024.

Income tax expense. Income tax expense was $1.1 million for the quarter ended March 31, 2025, an increase of $454,000, or 65.3%, compared to $695,000 for the quarter ended March 31, 2024. The effective tax rate for the quarter ended March 31, 2025 was approximately 20.6%, as compared to approximately 18.5% for the quarter ended March 31, 2024.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2025 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,632	$139	3.49%	$13,077	$129	3.23%
Loans and leases and loans held for sale (3)	1,747,968	26,815	6.14%	1,694,701	26,010	6.14%
Other earning assets	183,421	2,072	4.52%	196,600	2,782	5.66%
FHLB and FRB stock	8,151	174	8.54%	8,488	165	7.78%
Total interest-earning assets	1,953,172	29,200	5.97%	1,912,866	29,086	6.07%
Noninterest-earning assets	99,873			91,328
Total assets	$2,053,045			$2,004,194

Interest-bearing liabilities:
Deposits	$1,465,045	15,253	4.16%	$1,453,397	16,650	4.58%
FHLB advances and other borrowings	107,690	1,038	3.86%	125,724	1,152	3.67%
Total interest-bearing liabilities	1,572,735	16,291	4.14%	1,579,121	17,802	4.51%

Noninterest-bearing liabilities	309,457			267,714
Total liabilities	1,882,192			1,846,835

Equity	170,853			157,359
Total liabilities and equity	$2,053,045			$2,004,194

Net interest-earning assets	$380,437			$333,745
Net interest income/interest rate spread		$12,909	1.83%		$11,284	1.56%
Net interest margin			2.64%			2.36%
Average interest-earning assets to average interest-bearing liabilities	124.19%			121.13%

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

	Three Months Ended
	March 31, 2025
	Compared to Three Months Ended
	March 31, 2024
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$7	$3	$10
Loans and leases	-	805	805
Other earning assets	(533)	(177)	(710)
FHLB and FRB Stock	44	(35)	9
Total interest-earning assets	(482)	596	114

Interest-bearing liabilities:
Deposits	(2,265)	868	(1,397)
FHLB advances and other borrowings	321	(435)	(114)
Total interest-bearing liabilities	(1,944)	433	(1,511)

Net change in net interest income	$1,462	$163	$1,625

(1)
Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our 2024 Audited Financial Statements. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements were appropriate given the factual circumstances at the time.

We believe there have been no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$243,679	$237,863
Additional borrowing capacity at the FHLB	162,387	186,303
Additional borrowing capacity at the FRB	125,302	127,424
Unused commercial bank lines of credit	65,000	65,000
Total	$596,368	$616,590

Cash, unpledged securities and deposits in other financial institutions increased $5.8 million, or 2.5%, to $243.7 million at March 31, 2025, compared to $237.9 million at December 31, 2024.

CFBank’s additional borrowing capacity with the FHLB decreased $23.9 million, or 12.8%, to $162.4 million at March 31, 2025, compared to $186.3 million at December 31, 2024. The decrease was primarily related to a decline in our pledged collateral, which includes single-family residential loans.

CFBank’s additional borrowing capacity at the FRB decreased $2.1 million, or 1.7%, to $125.3 million at March 31, 2025 from $127.4 million at December 31, 2024. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at March 31, 2025 and at December 31, 2024.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at March 31, 2025 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $382,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.41% at March 31, 2025.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $870,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.70% at March 31, 2025.

The Holding Company has a $35.0 million credit facility with a third-party bank. The credit facility was revolving until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, the credit facility was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will then convert to a floating rate equal to PRIME. At March 31, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34.7 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2025, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2025.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to those risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
Not applicable.
(c)
The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2025.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs
January 1, 2025 through January 31, 2025	1,525	(1)	23.98	—	325,000
February 1, 2025 through February 28, 2025	2,765	(1)	24.99	—	325,000
March 1, 2025 through March 31, 2025	291	(1)	23.85	—	325,000
Total	4,581		$24.58	—

(1)
Represents shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
On March 17, 2025, Timothy T. O’Dell, Chief Executive Officer, President and a director of the Holding Company and Chief Executive Officer and a director of CFBank, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. O’Dell’s trading plan provides for the sale of up to 75,000 shares of common stock of the Company in amounts and prices determined in accordance with the formulae set forth in the plan. The trading plan will terminate on the earlier of (1) the date on which all the shares of common shares under the plan are sold and (2) the date on which the Company’s trading window closes for directors and officers of the Company on March 17, 2026.

Name	Title	Action	Date	Trading Arrangement Rule 10b5-1	Total Common Shares to be Sold	Expiration Date
Timothy T. O’Dell	Director, CEO and President of the Holding Company and Director and CEO of CFBank	Adopt	March 17, 2025	X	75,000	March 17, 2026

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

CF BANKSHARES INC.

Dated: May 12, 2025	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May, 12 2025	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer