Form 10-Q
period 2025-09-30
CF BANKSHARES INC.
filed 2025-11-07
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, there were 6,367,075 shares of the registrant’s (Voting) Common Stock outstanding and 76,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$272,361	$235,272
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	9,199	8,683
Equity securities	—	5,000
Loans held for sale, at fair value	2,484	2,623
Loans and leases, net of allowance for credit losses of $16,841 and $17,474, respectively	1,728,284	1,722,019
FHLB and FRB stock	8,343	8,918
Premises and equipment, net	3,616	3,536
Operating lease right-of-use assets	5,848	6,087
Bank owned life insurance	27,810	27,116
Accrued interest receivable and other assets	52,972	46,169
Total assets	$2,111,017	$2,065,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$277,629	$273,668
Interest bearing	1,500,977	1,482,127
Total deposits	1,778,606	1,755,795
FHLB advances and other debt	100,956	92,680
Advances by borrowers for taxes and insurance	1,479	2,238
Operating lease liabilities	6,033	6,229
Accrued interest payable and other liabilities	29,623	25,144
Subordinated debentures	15,029	15,000
Total liabilities	1,931,726	1,897,086
Commitments and contingent liabilities	—	—
Stockholders' equity
Common stock, $0.01 par value; shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 6,806,922 at September 30, 2025 and 5,539,586 at December 31, 2024	68	55
Non-voting common stock, $0.01 par value; shares issued: 76,700 at September 30, 2025 and 1,260,700 at December 31, 2024	1	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized; 2,000 shares issued at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	93,298	92,225
Retained earnings	98,667	88,290
Accumulated other comprehensive loss	(1,409)	(1,803)
Treasury stock, at cost; 439,847 shares of voting common stock at September 30, 2025 and 398,201 shares of voting common stock at December 31, 2024	(11,334)	(10,343)
Total stockholders' equity	179,291	168,437
Total liabilities and stockholders' equity	$2,111,017	$2,065,523

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans and leases, including fees	$27,407	$27,189	$82,129	$79,538
Securities	55	144	234	406
FHLB and FRB stock dividends	154	167	481	496
Federal funds sold and other	2,753	2,496	7,084	7,957
	30,369	29,996	89,928	88,397
Interest expense
Deposits	15,205	17,382	45,644	50,816
FHLB advances and other debt	1,045	785	2,605	2,370
Subordinated debentures	329	369	979	1,100
	16,579	18,536	49,228	54,286
Net interest income	13,790	11,460	40,700	34,111
Provision for credit losses
Provision for credit losses-loans	4,818	786	6,540	5,298
Provision for (recovery of) credit losses-unfunded commitments	251	(228)	538	58
	5,069	558	7,078	5,356
Net interest income after provision for credit losses	8,721	10,902	33,622	28,755
Noninterest income
Service charges on deposit accounts	696	655	2,084	1,837
Net gains on sales of residential mortgage loans	209	110	529	287
Net gains (losses) on sales of commercial loans	—	—	(18)	167
Net loss on sale of equity security	—	—	(103)	—
Swap fee income	228	252	424	252
Earnings on bank owned life insurance	237	216	694	633
Other	348	373	894	553
	1,718	1,606	4,504	3,729
Noninterest expense
Salaries and employee benefits	3,800	3,539	11,937	10,617
Occupancy and equipment	444	472	1,295	1,377
Data processing	709	623	2,066	1,887
Franchise and other taxes	303	326	910	968
Professional fees	828	654	2,514	1,907
Director fees	187	153	544	421
Postage, printing and supplies	23	29	118	115
Advertising and marketing	130	47	258	99
Telephone	43	51	141	154
Loan expenses	201	233	722	939
Foreclosed assets, net	10	—	14	—
Depreciation	116	119	352	371
FDIC premiums	506	529	1,586	1,628
Regulatory assessment	33	63	162	194
Other insurance	49	45	145	152
Other	344	343	670	676
	7,726	7,226	23,434	21,505
Income before incomes taxes	2,713	5,282	14,692	10,979
Income tax expense	373	1,077	2,887	2,009
Net income	$2,340	$4,205	$11,805	$8,970
Earnings allocated to participating securities (Series D preferred stock)	(72)	(140)	(364)	(251)
Net income attributable to common stockholders	$2,268	$4,065	$11,441	$8,719

Earnings per common share:
Basic	$0.36	$0.65	$1.82	$1.39
Diluted	$0.36	$0.65	$1.81	$1.38

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$2,340	$4,205	$11,805	$8,970
Other comprehensive income:
Unrealized holding gains arising during the period related to securities available for sale, net of tax of $42 and $74 and $104 and $88, respectively	158	277	394	330
Other comprehensive income, net of tax	158	277	394	330
Comprehensive income	$2,498	$4,482	$12,199	$9,300

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended September 30, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at July 1, 2025	$60	$9	$—	$92,928	$96,846	$(1,567)	$(11,253)	$177,023
Net income	—	—	—	—	2,340	—	—	2,340
Other comprehensive income	—	—	—	—	—	158	—	158
Restricted stock expense, net of forfeitures	—	—	—	370	—	—	—	370
Acquisition of 185 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(5)	(5)
Purchase of 3,240 treasury shares	—	—	—	—	—	—	(76)	(76)
Conversion of 823,600 shares of non-voting common stock to voting common stock	8	(8)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.08 per share)	—	—	—	—	(503)	—	—	(503)
Cash dividends declared on Series D preferred Stock ($8.00 per share)	—	—	—	—	(16)	—	—	(16)
Balance at September 30, 2025	$68	$1	$—	$93,298	$98,667	$(1,409)	$(11,334)	$179,291

Nine months ended September 30, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2025	$55	$13	$—	$92,225	$88,290	$(1,803)	$(10,343)	$168,437
Net income	—	—	—	—	11,805	—	—	11,805
Other comprehensive income	—	—	—	—	—	394	—	394
Issuance of 84,625 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	1,074	—	—	—	1,074
Acquisition of 6,268 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(148)	(148)
Purchase of 35,378 treasury shares	—	—	—	—	—	—	(843)	(843)
Conversion of 1,184,000 shares of non-voting common stock to voting common stock	12	(12)	—	—	—	—	—	-
Cash dividends declared on common stock ($0.22 per share)	—	—	—	—	(1,384)	—	—	(1,384)
Cash dividends declared on Series D preferred Stock ($22.00 per share)	—	—	—	—	(44)	—	—	(44)
Balance at September 30, 2025	$68	$1	$—	$93,298	$98,667	$(1,409)	$(11,334)	$179,291

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended September 30, 2024	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balance at July 1, 2024	$55	$13	$—	$91,586	$80,509	$(2,237)	$(10,336)	$159,590
Net income	—	—	—	—	4,205	—	—	4,205
Other comprehensive income	—	—	—	—	—	277	—	277
Issuance of 800 stock based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	326	—	—	—	326
Acquisition of 345 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(7)	(7)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	(375)	—	—	(375)
Cash dividends declared on Series D preferred stock ($6.00 per share)	—	—	—	—	(13)	—	—	(13)
Balance at September 30, 2024	$55	$13	$—	$91,912	$84,326	$(1,960)	$(10,343)	$164,003

Nine months ended September 30, 2024	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2024	$57	$13	$—	$91,068	$76,517	$(2,290)	$(9,991)	$155,374
Net income	—	—	—	—	8,970	—	—	8,970
Other comprehensive income	—	—	—	—	—	330	—	330
Issuance of 75,618 stock based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	842	—	—	—	842
Acquisition of 6,007 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(129)	(129)
Purchase of 11,095 treasury shares	—	—	—	—	—	—	(223)	(223)
Conversion of 216,000 shares of voting common stock to 2,160 shares of Series D Preferred Stock	(2)	—	—	2	—	—	—	—
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(1,136)	—	—	(1,136)
Cash dividends declared on Series D preferred stock ($12.00 per share)	—	—	—	—	(25)	—	—	(25)
Balance at September 30, 2024	$55	$13	$—	$91,912	$84,326	$(1,960)	$(10,343)	$164,003

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Net Income	$11,805	$8,970
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	7,078	5,356
Depreciation	352	371
Accretion, net	(1,403)	(940)
Deferred income tax expense	125	6
Net loss on sale of equity security	103	—
Originations of loans held for sale	(35,683)	(31,926)
Proceeds from sale of loans held for sale	36,351	28,822
Net gains on sales of residential mortgage loans	(529)	(287)
Net losses (gains) on sales of commercial loans	18	(167)
Earnings on bank owned life insurance	(694)	(633)
Stock-based compensation expense	1,074	842
Net change in:
Operating lease right-of-use asset	493	581
Accrued interest receivable and other assets	(1,476)	(1,809)
Operating lease liability	(450)	(535)
Accrued interest payable and other liabilities	(1,522)	(7,095)
Net cash from operating activities	15,642	1,556
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,000	1,005
Purchases	(1,000)	(1,170)
Proceeds from the sale of equity security	4,897	—
Loan and lease originations and payments, net	(30,534)	(31,143)
Purchase of loans and leases	(2,337)	—
Proceeds from the sale of loans	20,441	4,011
Additions to premises and equipment	(432)	(39)
Redemption (purchase) of FHLB and FRB stock	575	(426)
Other adjustments	430	439
Proceeds from the sale of foreclosed assets	524	-
Net cash used by investing activities	(6,436)	(27,323)
Cash flows from financing activities:
Net change in deposits	22,811	1,519
Proceeds from FHLB advances and other debt	10,130	27,151
Repayments on FHLB advances and other debt	(1,880)	(28,500)
Net change in advances by borrowers for taxes and insurance	(759)	(965)
Cash dividends paid	(1,428)	(1,161)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(148)	(129)
Purchase of treasury shares	(843)	(223)
Net cash from (used by) financing activities	27,883	(2,308)
Net change in cash and cash equivalents	37,089	(28,075)
Beginning cash and cash equivalents	235,272	261,595
Ending cash and cash equivalents	$272,361	$233,520

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$48,924	$54,230
Income tax paid	2,685	358

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$524	$—
Investment payable on limited partnerships	$6,000	$6,000
Initial recognition of operating right-of-use lease asset	254	1,619
Initial recognition of operating lease liability	254	1,619

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements consist of CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the Board of Governors of the Federal Reserve System. Effective as of August 26, 2025, the Holding Company decertified its financial holding company status with the Federal Reserve. The Holding Company and CFBank are sometimes collectively referred to herein as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2025 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2024 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (referred to herein as the “2024 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of September 30, 2025 and December 31, 2024, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, an adjustment is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets at September 30, 2025 and December 31, 2024. During the first quarter of 2025, one single-family residential property was transferred into foreclosed assets at fair value at the time of transfer, which was subsequently sold in the third quarter of 2025.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at September 30, 2025 and December 31, 2024 was $900 and $1,331, respectively, and is included in accrued interest receivable and other assets on the Consolidated Balance Sheets. Income recognized, including incentive payments, was $44 and $152, respectively, for the three and nine months ended September 30, 2025 and $59 and $142, respectively, for the three and nine months ended September 30, 2024 and is included in Other noninterest income in the Consolidated Statements of Income.

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in Accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at September 30, 2025 and December 31, 2024.

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive securities for the three and nine months ended September 30, 2025 and 2024. The factors used in the earnings per share computation follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Basic
Net income	$2,340	$4,205	$11,805	$8,970
Earnings allocated to participating securities	(72)	(140)	(364)	(251)
Net income allocated to common shareholders	$2,268	$4,065	$11,441	$8,719

Weighted average common shares outstanding including unvested share-based payment awards	6,445,150	6,388,016	6,439,525	6,393,724
Less: Unvested share-based payment awards- 2019 Incentive Plan	(152,452)	(134,300)	(146,575)	(113,796)
Average shares	6,292,698	6,253,716	6,292,950	6,279,928
Basic earnings per common share	$0.36	$0.65	$1.82	$1.39

Diluted
Net income allocated to common shareholders	$2,268	$4,065	$11,441	$8,719

Weighted average common shares outstanding for basic earnings per common share	6,292,698	6,253,716	6,292,950	6,279,928
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	53,545	40,192	32,650	22,531
Average shares and dilutive potential common shares	6,346,243	6,293,908	6,325,600	6,302,459
Diluted earnings per common share	$0.36	$0.65	$1.81	$1.38

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

Segment Reporting: The Company adopted Accounting Standards Update ("ASU") No. 2023-07 “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” as of January 1, 2024. The Company has determined that all of its business activities meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby all of its business activities serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker (“CODM”).

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s Consolidated Statements of Income and Consolidated Statements of Comprehensive Income.

Recent Accounting Pronouncements and Developments:

In March 2023, the FASB issued ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Company adopted the standard effective January 1, 2024. The adoption of ASU No. 2023-02 did not have a material impact on our Consolidated Financial Statements.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future Accounting Matters:

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. Although ASU 2023-09 will impact income tax disclosures, the Company does not expect a material impact to the Company’s Consolidated Financial Statements.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at September 30, 2025 and December 31, 2024, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025 (unaudited)
Corporate debt	$9,985	$—	$1,785	$8,200
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	1	—	999
Total	$10,983	$1	$1,785	$9,199

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Corporate debt	$9,983	$—	$2,283	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	982	1	—	983
Total	$10,965	$1	$2,283	$8,683

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at September 30, 2025 or September 30, 2024.

There were no sales of securities during the three and nine months ended September 30, 2025 and 2024.

The amortized cost and fair value of debt securities at September 30, 2025 and December 31, 2024 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$998	$999	$982	$983
Due from five to ten years	9,985	8,200	9,983	7,700
Total	$10,983	$9,199	$10,965	$8,683

Fair value of securities pledged as collateral was as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Pledged as collateral for:
Public deposits	749	737
Total	$749	$737

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2025 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,200	$1,785	$8,200	$1,785
Total temporarily impaired	$—	$—	$8,200	$1,785	$8,200	$1,785

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$7,700	$2,283	$7,700	$2,283
Total temporarily impaired	$-	$—	$7,700	$2,283	$7,700	$2,283

At September 30, 2025, 89.1% of the Company’s available for sale securities were reported at less than historical cost. At December 31, 2024, 88.7% of the Company's available for sale securities were reported at less than historical cost.

The unrealized losses at September 30, 2025 and December 31, 2024 were related to one Corporate debt security. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell this security and it was likely that it would not be required to sell this security before its anticipated recovery, the Company did not record an allowance for credit losses with respect to this security at September 30, 2025 and December 31, 2024.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	September 30, 2025	December 31, 2024
	(unaudited)
Commercial (1)	$386,653	$418,804
Real estate:
Single-family residential	430,115	465,517
Multi-family residential	167,663	150,434
Commercial	514,394	460,064
Construction	199,334	202,166
Consumer:
Home equity lines of credit	43,304	39,520
Other	3,662	2,988
Subtotal	1,745,125	1,739,493
Less: ACL – Loans	(16,841)	(17,474)
Loans and leases, net	$1,728,284	$1,722,019

(1)
Includes $3,805 and $7,680 of commercial leases at September 30, 2025 and December 31, 2024, respectively.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024 (unaudited).

	Three Months Ended September 30, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, July 1, 2025	$9,126	$2,360	$1,061	$3,868	$1,996	$384	$327	$19,122
Provision (reversal) for credit losses	4,189	154	29	478	(57)	18	7	4,818
Recoveries on loans	41	8	—	—	—	—	—	49
Loans charged off	(7,148)	—	—	—	—	—	—	(7,148)
Balances, September 30, 2025	$6,208	$2,522	$1,090	$4,346	$1,939	$402	$334	$16,841

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2025	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474
Provision (reversal) for credit losses	6,377	(265)	(292)	428	198	30	64	6,540
Recoveries on loans	106	27	—	—	—	1	—	134
Loans charged off	(7,280)	(27)	—	—	—	—	—	(7,307)
Balances, September 30, 2025	$6,208	$2,522	$1,090	$4,346	$1,939	$402	$334	$16,841

	Three Months Ended September 30, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, July 1, 2024	$8,756	$3,306	$1,015	$4,288	$1,236	$383	$301	$19,285
Provision (reversal) for credit losses	574	(213)	499	(166)	74	12	6	786
Recoveries on loans	30	8	—	—	—	1	—	39
Loans charged off	(3,300)	—	—	—	—	—	(30)	(3,330)
Balances, September 30, 2024	$6,060	$3,101	$1,514	$4,122	$1,310	$396	$277	$16,780

	Nine Months Ended September 30, 2024 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865
Provision (reversal) for credit losses	5,307	(293)	283	17	(397)	57	324	5,298
Recoveries on loans	42	23	—	—	—	5	—	70
Loans charged off	(5,173)	—	—	—	—	—	(280)	(5,453)
Balances, September 30, 2024	$6,060	$3,101	$1,514	$4,122	$1,310	$396	$277	$16,780

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

	September 30, 2025 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$3,181	$3,181	$1,296
Real estate:
Single-family residential	81	—	81	—
Commercial:
Owner occupied	—	694	694	306
Total	$81	$3,875	$3,956	$1,602

	December 31, 2024
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$8,486	$8,486	$1,397
Real estate:
Single-family residential	86	—	86	—
Total	$86	$8,486	$8,572	$1,397

The following table presents the recorded investment in nonaccrual loans by class of loans at September 30, 2025 (unaudited):

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$7,896	$669
Real estate:
Single-family residential	1,343	1,343
Commercial:
Owner occupied	694	-
Consumer:
Home equity lines of credit	101	101
Total nonaccrual loans	$10,034	$2,113

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

Nonaccrual loans at January 1, 2024 were $5,722.

Of the $10.0 million and $14.5 million of nonaccrual loans at September 30, 2025 and December 31, 2024, respectively, $1.5 million was guaranteed by the Small Business Administration (SBA).

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually evaluated loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2025. There were two loans, totaling $509, that were 90 days or more past due and still accruing interest at December 31, 2024.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2025 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$122	$145	$3,421	$3,688	$382,965	$4,475
Real estate:
Single-family residential	—	—	1,191	1,191	428,924	152
Multi-family residential	—	—	—	—	167,663	—
Commercial:
Non-owner occupied	—	—	—	—	264,269	—
Owner occupied	—	—	694	694	207,390	—
Land	—	—	—	—	42,041	—
Construction	—	—	—	—	199,334	—
Consumer:
Home equity lines of credit	—	—	—	-	43,304	101
Other	—	—	—	—	3,662	—
Total	$122	$145	$5,306	$5,573	$1,739,552	$4,728

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

Loan Modifications:

During the three and nine months ended September 30, 2025, the Company did not modify any loans to borrowers experiencing financial difficulties. During the three months ended September 30, 2024, the Company did not modify any loans to borrowers experiencing financial difficulties. During the nine months ended September 30, 2024, the Company modified one commercial loan, with an amortized cost basis totaling $4.3 million, where the borrower was experiencing financial difficulty. The amortized cost basis of this loan represented 1.0% of commercial loans at September 30, 2024. The loan was modified to increase the interest rate by 75bps, extend the maturity date by six months, and allow for an amortization holiday and deferred interest option. The modified loan was not past due during the nine months ended September 30, 2025.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of September 30, 2025. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$46,074	$29,479	$23,040	$48,089	$64,296	$42,987	$115,072	$3,255	$372,292
Special Mention	—	—	89	5,000	56	2,847	—	—	7,992
Substandard	—	1,328	49	—	4,142	415	50	—	5,984
Doubtful	—	—	—	385	—	—	—	—	385
Total Commercial	46,074	30,807	23,178	53,474	68,494	46,249	115,122	3,255	386,653
Gross charge-offs during the nine months ended September 30, 2025	—	—	—	7,118	162	—	—	—	7,280
Real estate loans:
Single-family residential
Payment performance
Performing	9,326	29,695	26,077	105,683	204,635	53,356	—	—	428,772
Nonperforming	—	—	—	257	370	716	—	—	1,343
Total Single-family residential loans	9,326	29,695	26,077	105,940	205,005	54,072	—	—	430,115
Gross charge-offs during the nine months ended September 30, 2025	—	—	27	—	—	—	—	—	27
Multi-family residential
Pass	2,673	27,229	31,825	28,656	47,022	21,567	—	—	158,972
Special Mention						8,691			8,691
Total Multi-family residential loans	2,673	27,229	31,825	28,656	47,022	30,258	—	—	167,663
Commercial:
Non-owner occupied
Pass	51,946	8,240	44,251	38,514	64,391	56,927	—	—	264,269
Total Non-owner occupied loans	51,946	8,240	44,251	38,514	64,391	56,927	—	—	264,269
Owner occupied
Pass	20,112	18,079	41,345	45,026	40,369	41,780	—	—	206,711
Substandard	—	—	—	694	—	679	—	—	1,373
Total Owner occupied loans	20,112	18,079	41,345	45,720	40,369	42,459	—	—	208,084
Land
Pass	13,323	21,013	3,195	—	4,510	—	—	—	42,041
Total Land loans	13,323	21,013	3,195	—	4,510	—	—	—	42,041
Construction
Not Rated	386	—	—	—	—	—	—	—	386
Pass	20,091	86,300	60,589	27,748	4,220	—	—	—	198,948
Total Construction loans	20,477	86,300	60,589	27,748	4,220	—	—	—	199,334
Total Real Estate loans	117,857	190,556	207,282	246,578	365,517	183,716	—	—	1,311,506
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	42,144	1,059	43,203
Nonperforming	—	—	—	—	—	—	90	11	101
Total Home equity lines of credit	—	—	—	—	—	—	42,234	1,070	43,304
Other
Performing	—	474	—	—	—	138	3,050	—	3,662
Total Other consumer loans	—	474	—	—	—	138	3,050	—	3,662
Total loans	$163,931	$221,837	$230,460	$300,052	$434,011	$230,103	$160,406	$4,325	$1,745,125
Total gross charge-offs during the nine months ended September 30, 2025	$—	$—	$27	$7,118	$162	$—	$—	$—	$7,307

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2025	December 31, 2024
	(unaudited)
Total minimum lease payments to be received	$3,916	$8,009
Less: Unearned income	(113)	(336)
Plus: Indirect initial costs	2	7
Net investment in direct financing leases	$3,805	$7,680

The following summarizes the future minimum lease payments receivable in fiscal year 2025 and in subsequent fiscal years:

2025, excluding the nine months ended September 30, 2025	$1,154
2026	2,329
2027	398
2028	35
2029	—
Thereafter	—
Total future minimum payments	$3,916

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At September 30, 2025, the weighted-average remaining lease term for the Company’s operating leases was 8.4 years and the weighted-average discount rate was 7.41%. At December 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.8 years and the weighted-average discount rate was 7.47%.

The Company’s operating lease costs were $166 and $493 for the three and nine months ended September 30, 2025, respectively, and $218 and $581 for the three and nine months ended September 30, 2024, respectively. The variable lease costs totaled $199 and $596, respectively, for the three and nine months ended September 30, 2025 and $189 and $626 for the three and nine months ended September 30, 2024, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of September 30, 2025 are as follows:

2025, excluding the nine months ended September 30, 2025	$251
2026	919
2027	875
2028	894
2029	913
Thereafter	4,054
Total future minimum rental commitments	7,906
Less - amounts representing interest	(1,873)
Total operating lease liabilities	$6,033

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2025 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$8,200
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	999
Total securities available for sale	$9,199
Loans held for sale	$2,484
Derivative assets	$3,977
Financial Liabilities:
Derivative liabilities	$3,977

Fair Value Measurements at December 31, 2024 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	983
Total securities available for sale	$8,683
Loans held for sale	$2,623
Derivative assets	$3,730
Financial Liabilities:
Derivative liabilities	$3,730

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2025 or December 31, 2024. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2025 and December 31, 2024.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2025 are summarized below:

Fair Value Measurements at September 30, 2025 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Collateral dependent impaired loans:
Commercial	$766
Real Estate:
Commercial:
Owner occupied	388
Total collateral dependent impaired loans	$1,154

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2024.

There were $7.0 million in charge offs on individually evaluated collateral dependent loans during the three and nine months ended September 30, 2025. There were no charge offs on individually evaluated collateral dependent loans during the three and nine months ended September 30, 2024.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2025:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Collateral dependent impaired loans:
Commercial	$766	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	8.00%
Real estate:
Commercial:
Owner occupied	388	Comparable sales approach	Adjustment for differences between the comparable market transactions	4.00%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2025 or December 31, 2024.

As of September 30, 2025 and December 31, 2024, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Aggregate fair value	$2,484	$2,623
Contractual balance	2,484	2,623
Gain (loss)	$—	$—

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2025 and 2024 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Interest income	$40	$59	$117	$118
Interest expense	—	—	—	—
Change in fair value	—	—	—	—
Total change in fair value	$40	$59	$117	$118

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at September 30, 2025 were as follows:

	Fair Value Measurements at September 30, 2025 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$272,361	$272,361	$—	$—	$272,361
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	9,199	—	9,199	—	9,199
Loans held for sale	2,484	—	2,484	—	2,484
Loans and leases, net	1,728,284	—	—	1,715,734	1,715,734
FHLB and FRB stock	8,343	n/a	n/a	n/a	n/a
Accrued interest receivable	9,455	349	154	8,952	9,455
Derivative assets	3,977	—	3,977	—	3,977
Financial Liabilities
Deposits	$(1,778,606)	$(1,081,799)	$(697,471)	$—	$(1,779,270)
FHLB advances and other borrowings	(100,956)	—	(103,692)	—	(103,692)
Advances by borrowers for taxes and insurance	(1,479)	—	—	(1,479)	(1,479)
Subordinated debentures	(15,029)	—	(16,790)	—	(16,790)
Accrued interest payable	(2,564)	—	(2,564)	—	(2,564)
Derivative liabilities	(3,977)	—	(3,977)	—	(3,977)

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

	Fair Value Measurements at December 31, 2024 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$235,272	$235,272	$—	$—	$235,272
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	8,683	—	8,683	—	8,683
Equity securities	5,000	—	5,000	—	5,000
Loans held for sale	2,623	—	2,623	—	2,623
Loans and leases, net	1,722,019	—	—	1,691,030	1,691,030
FHLB and FRB stock	8,918	n/a	n/a	n/a	n/a
Accrued interest receivable	8,395	182	151	8,062	8,395
Derivative assets	3,730	—	3,730	—	3,730
Financial Liabilities
Deposits	$(1,755,795)	$(1,065,780)	$(689,282)	$—	$(1,755,062)
FHLB advances and other borrowings	(92,680)	—	(94,414)	—	(94,414)
Advances by borrowers for taxes and insurance	(2,238)	—	—	(2,238)	(2,238)
Subordinated debentures	(15,000)	—	(17,021)	—	(17,021)
Accrued interest payable	(2,259)	—	(2,259)	—	(2,259)
Derivative liabilities	(3,730)	—	(3,730)	—	(3,730)

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

The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.11% at September 30, 2025 and 7.44% at December 31, 2024. There were no unamortized debt issuance costs at September 30, 2025. At September 30, 2025 and December 31, 2024, the balance of the subordinated notes was $5,155.

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

The interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.40% at September 30, 2025 and 8.73% at December 31, 2024. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At September 30, 2025 and December 31, 2024, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,874 and $9,845, respectively.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2025	December 31, 2024
		(unaudited)
FHLB fixed rate advances:
Maturities:
2025	N/A	$—	$—
2026	1.45%	16,000	16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$58,000	$58,000
Variable rate other debt:
Holding Company credit facility	6.00%	42,956	34,680
Total		$100,956	$92,680

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The FHLB advances were collateralized as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Single-family mortgage loans	$297,730	$294,000
Multi-family mortgage loans	55,977	54,950
Commercial Real Estate loans (1-4 family)	10,225	9,974
Home equity lines of credit	3,204	3,505
Cash	—	3,300
Total	$367,136	$365,729

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $239,899 from the FHLB at September 30, 2025 inclusive of the amount outstanding.

There were no outstanding borrowings with the Federal Reserve Bank (“FRB”) at September 30, 2025 and December 31, 2024.

Assets pledged as collateral with the FRB were as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Commercial Loans	$33,028	$42,807
Commercial Real Estate loans	132,363	121,196
Total	$165,391	$164,003

Based on the collateral pledged, CFBank was eligible to borrow up to $145,729 from the FRB at September 30, 2025.

At September 30, 2025, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at September 30, 2025 and December 31, 2024. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35,000 with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10,000 revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10,000 revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10,000 that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At September 30, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $42,956 on the facility.

Contractual maturities of the Holding Company credit facilities as of September 30, 2025 were as follows:

2025, excluding the nine months ended September 30, 2025	$—
2026	1,750
2027	12,625
2028	2,625
2029	3,500
Thereafter	22,750
Less - unamortized debt issuance costs	(294)
$42,956

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding and may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $370 and $1,074, respectively, for the three and nine months ended September 30, 2025 and $326 and $842, respectively, for the three and nine months ended September 30, 2024. The total income tax effect was $78 and $225, respectively, for the three and nine months ended September 30, 2025 and $68 and $177, respectively, for the three and nine months ended September 30, 2024.

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 119,729 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at September 30, 2025.

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

There were no stock options outstanding at September 30, 2025.

There were no stock options granted during the nine months ended September 30, 2025 and September 30, 2024. There were no stock options exercised during the nine months ended September 30, 2025 and September 30, 2024.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock on the grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 84,625 shares of restricted stock granted under the 2019 Plan during the nine months ended September 30, 2025. There were 75,618 shares of restricted stock granted during the nine months ended September 30, 2024.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2025 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	132,165	$19.70
Granted	84,625	22.21
Vested	(63,523)	20.01
Forfeited	(1,289)	21.96
Nonvested at September 30, 2025	151,978	$20.95

As of September 30, 2025 and 2024, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $2,403 and $1,981, respectively.

There were 1,289 shares of restricted stock forfeited during the nine months ended September 30, 2025, and 328 shares of restricted stock forfeited during the nine months ended September 30, 2024. There were 63,523 shares of restricted stock that vested during the nine months ended September 30, 2025, and 60,126 shares of restricted stock that vested during the nine months ended September 30, 2024.

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

The following tables present actual and required capital ratios as of September 30, 2025 and December 31, 2024 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
September 30, 2025
Total Capital to risk weighted assets	$254,287	14.88%	$179,492	10.50%	$170,945	10.00%
Tier 1 (Core) Capital to risk weighted assets	234,936	13.74%	145,303	8.50%	136,756	8.00%
Common equity tier 1 capital to risk-weighted assets	234,936	13.74%	119,661	7.00%	111,114	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	234,936	11.19%	84,011	4.00%	105,014	5.00%

(1) Ratios include 2.5% capital conservation buffer.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
December 31, 2024
Total Capital to risk weighted assets	$230,120	13.60%	$177,636	10.50%	$169,177	10.00%
Tier 1 (Core) Capital to risk weighted assets	210,675	12.45%	143,801	8.50%	135,342	8.00%
Common equity tier 1 capital to risk-weighted assets	210,675	12.45%	118,424	7.00%	109,965	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	210,675	10.33%	81,614	4.00%	102,018	5.00%

(1) Ratios include 2.5% capital conservation buffer.

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

The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $104,012 at September 30, 2025 and $92,818 at December 31, 2024.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2025, CFBank had $2,127 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of September 30, 2025, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Notional amount	$104,012	$92,818
Weighted average pay rate on interest-rate swaps	5.54%	5.45%
Weighted average receive rate on interest-rate swaps	6.54%	6.93%
Weighted average maturity (years)	9.1	8.6
Fair value of derivative asset	$3,977	$3,730
Fair value of derivative liability	(3,977)	(3,730)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $8,517 of interest rate lock commitments related to residential mortgage loans at September 30, 2025 and $3,566 of interest rate lock commitments related to residential mortgage loans at December 31, 2024. The fair value of these interest lock commitments was immaterial at September 30, 2025 and December 31, 2024.

The following table represents the notional amount of loans sold through mortgage banking activities during the three and nine months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Notional amount of loans sold	$12,486	$12,053	$35,683	$31,926

The following table represents the gain (loss) recognized on mortgage activities for the three and nine months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gain on loans sold	$209	$110	$529	$287
Gain (loss) from change in fair value of loans held-for-sale	—	—	—	—
	$209	$110	$529	$287

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 12 – INCOME TAXES

At September 30, 2025 and December 31, 2024, the Company had a deferred tax asset recorded in the amount of $3,952 and $4,177, respectively. At September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2021.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2025 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At September 30, 2025, the Company had net operating loss carryforwards of $21,764, which expire at various dates from 2025 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, in August 2012 the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost benefit.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, tax exempt interest, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was 13.8% and 19.7%, respectively, for the three and nine months ended September 30, 2025 and 20.4% and 18.3%, respectively, for the three and nine months ended September 30, 2024, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.0%	0.0%	(0.3%)	(0.2%)
Tax exempt interest	(1.2%)	(0.6%)	(0.5%)	(0.3%)
Tax exempt earnings on bank owned life insurance	(1.8%)	(0.9%)	(1.0%)	(1.2%)
Dividends on equity securities	0.0%	(0.2%)	(0.1%)	(0.3%)
Tax credit investments	(5.3%)	1.00%	0.1%	(0.9%)
State income tax	1.1%	0.0%	0.4%	0.00%
Other, net	0.0%	0.1%	0.1%	0.2%
Effective tax rate	13.8%	20.4%	19.7%	18.3%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2025 and 2024 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities		Unrealized Gains and (Losses) on Available-for-Sale Securities
Accumulated other comprehensive loss, beginning of period	$(1,567)	$(2,237)	$(1,803)	$(2,290)
Other comprehensive gain before reclassifications (2)	158	277	394	330
Net current-period other comprehensive gain	158	277	394	330
Accumulated other comprehensive loss, end of period	$(1,409)	$(1,960)	$(1,409)	$(1,960)

(1)
All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)
There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

NOTE 14- PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. At September 30, 2025 and December 31, 2024, 2,000 shares of Series D Preferred Stock were outstanding.

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

The following table summarizes the Company’s tax credit investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$24,813	$13,810	$20,139	$10,767
Historic Tax Credit (HTC)	1,638	1,573	1,953	1,573
Total	$26,451	$15,383	$22,092	$12,340

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		For the nine months ended September 30,
Amortization expense	2025	2024	2025	2024
LIHTC	$442	$353	$1,326	$1,060
HTC	105	—	315	—
Total	$547	$353	$1,641	$1,060
Tax credits recognized:
LIHTC	$448	$355	$1,344	$1,065
HTC	128	—	384	-
Total	$576	$355	$1,728	$1,065

NOTE 16- SUBSEQUENT EVENT

On October 1, 2025, the Company’s Board of Directors declared a cash dividend of $0.08 per share on its common stock and a corresponding cash dividend of $8.00 per share on its Series D Preferred Stock. The dividend was paid on October 21, 2025 to shareholders of record as of the close of business on October 13, 2025.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports and materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2024.

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

Business Overview

The Holding Company is a bank holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the Federal Reserve Board (the “Federal Reserve”). Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc. Effective as of August 26, 2025, the Holding Company decertified its financial holding company status with the Federal Reserve.

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

Financial Condition

General. Assets totaled $2.11 billion at September 30, 2025 and increased $45.5 million, or 2.2%, from $2.07 billion at December 31, 2024. The increase was primarily due to a $37.1 million increase in cash and cash equivalents and a $6.3 million increase in net loans and leases.

Cash and cash equivalents. Cash and cash equivalents totaled $272.4 million at September 30, 2025, and increased $37.1 million, or 15.8%, from $235.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily attributed to a $22.8 million increase in deposits, an $8.3 million increase in FHLB advances and other borrowings, and a $5.0 million decrease in equity securities, partially offset by a $6.3 million increase in net loans and leases.

Securities. Securities available for sale totaled $9.2 million at September 30, 2025, and increased $516,000, or 5.9%, compared to $8.7 million at December 31, 2024.

Loans held for sale. Loans held for sale totaled $2.5 million at September 30, 2025, and decreased $139,000, or 5.3%, from $2.6 million at December 31, 2024.

Loans and Leases. Net loans and leases totaled $1.73 billion at September 30, 2025, and increased $6.3 million, or 0.4%, from $1.72 billion at December 31, 2024. The increase in loans and leases balances was primarily due to a $54.3 million increase in commercial real estate loan balances, a $17.2 million increase in multi-family residential loan balances, and a $3.8 million increase in home equity lines of credit balances, partially offset by a $35.4 million decrease in single-family residential loan balances, a $32.2 million decrease in commercial and industrial (C&I) loan balances, and a $2.8 million decrease in construction loan balances. The decrease in single-family residential loan balances included the sale of two portfolios of loans in the first quarter of 2025 totaling $18.1 million.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $16.8 million at September 30, 2025, and decreased $633,000, or 3.6%, from $17.5 million at December 31, 2024. The ratio of the ACL - Loans to total loans was 0.97% at September 30, 2025, compared to 1.00% at December 31, 2024.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $8.0 million at September 30, 2025, and decreased $4.8 million, or 37.6%, from $12.8 million at December 31, 2024. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $2.6 million at September 30, 2025 and $2.3 million at December 31, 2024.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $10.0 million at September 30, 2025, and decreased $5.0 million from $15.0 million at December 31, 2024. The decrease in nonaccrual loans was primarily driven by a $7.0 million charge-off of two commercial loans (one relationship) during the third quarter of 2025, and the transfer of a $524,000 single-family residential loan in nonaccrual at December 31, 2024 to foreclosed assets during the first quarter of 2025, partially offset by six commercial loans, totaling $2.3 million, and a commercial real estate loan, totaling $694,000 becoming nonaccrual during 2025. The ratio of nonperforming loans to total loans was 0.57% at September 30, 2025 compared to 0.87% at December 31, 2024.

During the three and nine months ended September 30, 2025, the Company did not modify any loans where the borrower was experiencing financial difficulty. During the three months ended September 30, 2024, the Company did not modify any loans where the borrower was experiencing financial difficultly. During the nine months ended September 30, 2024, the Company modified one commercial loan, with an amortized cost basis totaling $4.3 million, where the borrower was experiencing financial difficultly. The amortized cost basis of this loan represented 1.0% of commercial loans at September 30, 2024. The loan was modified to increase the interest rate by 75bps, extend the maturity date by 6 months, and allow for an amortization holiday and deferred interest option. The modified loan was not past due during the nine months ended September 30, 2025.

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

The level of total criticized and classified loans decreased by $7.2 million, or 21.8%, during the nine months ended September 30, 2025. Loans designated as special mention decreased $1.8 million, or 9.6%, and totaled $16.7 million at September 30, 2025, compared to $18.5 million at December 31, 2024. Loans classified as substandard decreased $5.4 million, or 38.2%, and totaled $8.8 million at September 30, 2025, compared to $14.2 million at December 31, 2024. Loans designated as doubtful totaled $385,000 at both September 30, 2025 and December 31, 2024. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $6.9 million and totaled $5.6 million at September 30, 2025, compared to $12.5 million at December 31, 2024. Past due loans totaled 0.3% of the loan portfolio at September 30, 2025, compared to 0.7% at December 31, 2024. See Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $113.0 million, or 29.2%, of CFBank’s commercial portfolio at September 30, 2025, compared to $131.2 million, or 31.3%, at December 31, 2024. Interest only home equity lines of credit totaled $42.4 million, or 97.9%, of the total home equity lines of credit at September 30, 2025, compared to $38.8 million, or 98.1%, at December 31, 2024.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of September 30, 2025; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at September 30, 2025 or December 31, 2024. The Company acquired a single-family residential property during the first quarter of 2025 by obtaining a deed in lieu of foreclosure. The property, which was valued at $524,000, was sold during the quarter ended September 30, 2025. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.78 billion at September 30, 2025, an increase of $22.8 million, or 1.3%, when compared to $1.76 billion at December 31, 2024. The increase when compared to December 31, 2024 was primarily due to an $18.9 million increase in interest-bearing account balances, coupled with a $4.0 million increase in noninterest-bearing account balances.

At September 30, 2025, approximately 29.7% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.8% at December 31, 2024.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $411.6 million at September 30, 2025, and decreased $9.2 million, or 2.2%, from $420.8 million at December 31, 2024. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $274.6 million at September 30, 2025, and increased $2.9 million, or 1.1%, from $271.7 million at December 31, 2024.

FHLB advances and other debt. FHLB advances and other debt totaled $101.0 million at September 30, 2025, an increase of $8.3 million, or 8.9%, when compared to $92.7 million at December 31, 2024. The increase was primarily due to a $10 million increase in the outstanding balance on the Holding Company's credit facility.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate then would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At September 30, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the credit facility.

At September 30, 2025, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at September 30, 2025 or December 31, 2024.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Subordinated debentures. Subordinated debentures totaled $15.0 million at September 30, 2025 and December 31, 2024. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9.6 million after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at September 30, 2025 and December 31, 2024.

Stockholders’ equity. Stockholders’ equity totaled $179.3 million at September 30, 2025, an increase of $10.9 million, or 6.4%, from $168.4 million at December 31, 2024. The increase in stockholders’ equity during the nine months ended September 30, 2025 was primarily attributed to net income, partially offset by $1.4 million in dividend payments.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2025 and 2024.

General. Net income for the three months ended September 30, 2025 totaled $2.3 million (or $0.36 per diluted common share) compared to net income of $4.2 million (or $0.65 per diluted common share) for the three months ended September 30, 2024. The decrease in net income was primarily the result of an increase in provision for credit losses expense, partially offset by increases in net interest income and noninterest income

Net interest income. Net interest income is a significant component of net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities. The tables in the sections below titled “Average Balances, Interest Rates and Yields” and “Rate/Volume Analysis of Net Interest Income” provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.

Net interest income totaled $13.8 million for the quarter ended September 30, 2025 and increased $2.3 million, or 20.3%, compared to net interest income of $11.5 million for the quarter ended September 30, 2024. The increase was primarily due to a $2.0 million, or 10.6%, decrease in interest expense, coupled with a $373,000, or 1.2%, increase in interest income. The decrease in interest expense was attributed to a 58bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $30.8 million, or 2.0%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a $94.5 million, or 5.0%, increase in average interest-earning assets outstanding, partially offset by a 22bps decrease in the average yield on interest-earning assets. The net interest margin of 2.76% for the quarter ended September 30, 2025 increased 35bps compared to the net interest margin of 2.41% for the third quarter of 2024.

Interest income totaled $30.4 million for the quarter ended September 30, 2025, and increased $373,000, or 1.2%, compared to $30.0 million for the quarter ended September 30, 2024. The increase in interest income was primarily attributed to a $67.6 million, or 38.0% increase in average other earning assets, partially offset by a 113bps decrease in the average yield on other earning assets.

Interest expense totaled $16.6 million for the quarter ended September 30, 2025, and decreased $2.0 million, or 10.6%, compared to $18.5 million for the quarter ended September 30, 2024. The decrease in interest expense was primarily attributed to a 71bps decrease in the average rate of interest-bearing deposits, partially offset by a $38.7 million, or 2.7%, increase in average interest-bearing deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Provision for credit losses. There was $5.1 million in provision for credit losses expense for the quarter ended September 30, 2025, which reflected an increase of $4.5 million, compared to a $558,000 provision for the quarter ended September 30, 2024. The increase in provision expense was driven by the full charge-off of a non-customer loan, which resulted in a $3.7 million increase to provision expense for the third quarter of 2025. Net charge-offs for the quarter ended September 30, 2025 totaled $7.1 million compared to net charge-offs of $3.3 million for the quarter ended September 30, 2024. The increase in charge-offs was driven by the previously mentioned full charge-off of a non-core loan in for the third quarter of 2025, which totaled $7.0 million.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2025 and 2024.

	For the three months ended September 30,
	2025	2024
(unaudited)	(Dollars in thousands)
Commercial	$7,107	$3,270
Single-family residential real estate	(8)	(8)
Home equity lines of credit	—	(1)
Other consumer loans	—	30
Total	$7,099	$3,291

Noninterest income. Noninterest income for the quarter ended September 30, 2025 totaled $1.7 million and increased $112,000, or 7.0%, compared to $1.6 million for the quarter ended September 30, 2024. The increase was primarily due to a $99,000 increase in gain on sales of residential mortgage loans, and a $41,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the quarter ended September 30, 2025 totaled $7.7 million and increased $500,000, or 6.9%, compared to $7.2 million for the quarter ended September 30, 2024. The increase in noninterest expense was primarily due to a $261,000 increase in salaries and employee benefits and a $174,000 increase in professional fee expense. The increase in salaries and employee benefits was primarily driven by increased salary expense and accruals related to staff incentives and deferred compensation incentives in the third quarter of 2025 when compared to the third quarter of 2024. The increase in professional fee expense was predominantly due to increased recruiting expenses in the third quarter of 2025 when compared to the third quarter of 2024.

Income tax expense. Income tax expense was $373,000 for the quarter ended September 30, 2025, a decrease of $704,000, or 65.4%, compared to $1.1 million for the quarter ended September 30, 2024. The effective tax rate for the quarter ended September 30, 2025 was approximately 13.8%, as compared to approximately 20.4% for the quarter ended September 30, 2024. The decline in the effective tax rate for the quarter ended September 30, 2025 was driven by the impact of low-income housing and historic tax credit investments.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2025 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing tax credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2025 and 2024.

General. Net income for the nine months ended September 30, 2025 totaled $11.8 million (or $1.81 per diluted common share) compared to net income of $9.0 million (or $1.38 per diluted common share) for the nine months ended September 30, 2024. The increase in net income was primarily the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for credit losses expense and an increase in noninterest expense.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Net interest income totaled $40.7 million for the nine months ended September 30, 2025 and increased $6.6 million, or 19.3%, compared to net interest income of $34.1 million for the nine months ended September 30, 2024. The increase was primarily due to a $5.1 million, or 9.3%, decrease in interest expense, coupled with a $1.5 million, or 1.7%, increase in interest income. The decrease in interest expense was attributed to a 45bps decrease in the average cost of funds on interest-bearing liabilities. The increase in interest income was primarily attributed to a $70.6 million, or 3.7%, increase in average interest-earning assets outstanding, partially offset by a 12bps decrease in the average yield on interest-earning assets. The net interest margin of 2.74% for the nine months ended September 30, 2025 increased 36bps compared to the net interest margin of 2.38% for the nine months ended September 30, 2024.

Interest income totaled $89.9 million for the nine months ended September 30, 2025, and increased $1.5 million, or 1.7%, compared to $88.4 million for the nine months ended September 30, 2024. The increase in interest income was primarily attributed to a $52.3 million, or 3.1%, increase in average loans and leases outstanding and loans held for sale, coupled with a 1bps increase in the average yield on loans and leases.

Interest expense totaled $49.2 million for the nine months ended September 30, 2025, and decreased $5.1 million, or 9.3%, compared to $54.3 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily attributed to a 54bps decrease in the average rate of interest-bearing deposits, partially offset by a $23.9 million, or 1.7%, increase in average interest-bearing deposits.

Provision for credit losses. There was $7.1 million in provision for credit losses expense for the nine months ended September 30, 2025, which reflected an increase of $1.7 million, compared to a $5.4 million provision for the nine months ended September 30, 2024. Net charge-offs for the nine months ended September 30, 2025 totaled $7.2 million compared to net charge-offs of $5.4 million for the nine months ended September 30, 2024.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2025 and 2024

	For the nine months ended September 30,
	2025	2024

(unaudited)	(Dollars in thousands)
Commercial	$7,174	$5,131
Single-family residential real estate	—	(23)
Home equity lines of credit	(1)	(5)
Other consumer loans	—	280
Total	$7,173	$5,383

Noninterest income. Noninterest income for the nine months ended September 30, 2025 totaled $4.5 million and increased $775,000, or 20.8%, compared to $3.7 million for the nine months ended September 30, 2024. The increase was primarily due to a $341,000 increase in other noninterest income, a $247,000 increase in service charges on deposit accounts, and a $242,000 increase in net gains on sales of residential mortgage loans, partially offset by a $185,000 decrease in net gains on sales of commercial loans.

Noninterest expense. Noninterest expense for the nine months ended September 30, 2025 totaled $23.4 million and increased $1.9 million, or 9.0%, compared to $21.5 million for the nine months ended September 30, 2024. The increase in noninterest expense was primarily due to a $1.3 million increase in salaries and employee benefits and a $607,000 increase in professional fee expense. The increase in salaries and employee benefits was primarily driven by increased salary expense and accruals related to staff incentives and deferred compensation incentives. The increase in professional fee expense was predominantly due to increased recruiting expenses and legal fees.

Income tax expense. Income tax expense was $2.9 million for the nine months ended September 30, 2025, an increase of $878,000, or 43.7%, compared to $2.0 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was approximately 19.7%, as compared to approximately 18.3% for the nine months ended September 30, 2024.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2025 that no valuation allowance was required against the net deferred tax asset.

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

	Three months ended September 30,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$8,999	$55	2.00%	$13,333	$144	3.56%
Loans and leases and loans held for sale (3)	1,734,706	27,407	6.32%	1,702,563	27,189	6.39%
Other earning assets	245,301	2,753	4.49%	177,710	2,496	5.62%
FHLB and FRB stock	8,214	154	7.50%	9,115	167	7.33%
Total interest-earning assets	1,997,220	30,369	6.08%	1,902,721	29,996	6.30%
Noninterest-earning assets	103,828			97,700
Total assets	$2,101,048			$2,000,421

Interest-bearing liabilities:
Deposits	$1,493,145	15,205	4.07%	$1,454,433	17,382	4.78%
FHLB advances and other borrowings	115,978	1,374	4.74%	123,872	1,154	3.73%
Total interest-bearing liabilities	1,609,123	16,579	4.12%	1,578,305	18,536	4.70%

Noninterest-bearing liabilities	312,058			260,077
Total liabilities	1,921,181			1,838,382

Equity	179,867			162,039
Total liabilities and equity	$2,101,048			$2,000,421

Net interest-earning assets	$388,097			$324,416
Net interest income/interest rate spread		$13,790	1.96%		$11,460	1.60%
Net interest margin			2.76%			2.41%
Average interest-earning assets to average interest-bearing liabilities	124.12%			120.55%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$10,470	$234	2.47%	$13,105	$406	3.39%
Loans and leases and loans held for sale (3)	1,747,612	82,129	6.27%	1,695,288	79,538	6.26%
Other earning assets	210,005	7,084	4.50%	188,464	7,957	5.63%
FHLB and FRB stock	8,131	481	7.89%	8,751	496	7.56%
Total interest-earning assets	1,976,218	89,928	6.06%	1,905,608	88,397	6.18%
Noninterest-earning assets	100,300			95,058
Total assets	$2,076,518			$2,000,666

Interest-bearing liabilities:
Deposits	$1,474,470	45,644	4.13%	$1,450,578	50,816	4.67%
FHLB advances and other borrowings	110,336	3,584	4.33%	125,499	3,470	3.69%
Total interest-bearing liabilities	1,584,806	49,228	4.14%	1,576,077	54,286	4.59%

Noninterest-bearing liabilities	316,243			264,714
Total liabilities	1,901,049			1,840,791

Equity	175,469			159,875
Total liabilities and equity	$2,076,518			$2,000,666

Net interest-earning assets	$391,412			$329,531
Net interest income/interest rate spread		$40,700	1.92%		$34,111	1.59%
Net interest margin			2.74%			2.38%
Average interest-earning assets to average interest-bearing liabilities	124.70%			120.91%

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

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2024			September 30, 2024
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(51)	$(38)	$(89)	$(99)	$(73)	$(172)
Loans and leases	(1,428)	1,646	218	128	2,463	2,591
Other earning assets	(2,538)	2,795	257	(2,102)	1,229	(873)
FHLB and FRB Stock	22	(35)	(13)	30	(45)	(15)
Total interest-earning assets	(3,995)	4,368	373	(2,043)	3,574	1,531

Interest-bearing liabilities:
Deposits	(4,984)	2,807	(2,177)	(6,481)	1,309	(5,172)
FHLB advances and other borrowings	654	(434)	220	727	(613)	114
Total interest-bearing liabilities	(4,330)	2,373	(1,957)	(5,754)	696	(5,058)

Net change in net interest income	$335	$1,995	$2,330	$3,711	$2,878	$6,589

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

We believe there have been no significant changes during the nine months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$278,752	$237,863
Additional borrowing capacity at the FHLB	181,599	186,303
Additional borrowing capacity at the FRB	145,729	127,424
Unused commercial bank lines of credit	65,000	65,000
Total	$671,080	$616,590

Cash, unpledged securities and deposits in other financial institutions increased $40.9 million, or 17.2%, to $278.8 million at September 30, 2025, compared to $237.9 million at December 31, 2024.

CFBank’s additional borrowing capacity with the FHLB decreased $4.7 million, or 2.5%, to $181.6 million at September 30, 2025, compared to $186.3 million at December 31, 2024. The decrease was primarily related to a decline in our pledged collateral, which includes single-family residential loans.

CFBank’s additional borrowing capacity at the FRB increased $18.3 million, or 14.4%, to $145.7 million at September 30, 2025 from $127.4 million at December 31, 2024. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2025 and at December 31, 2024.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at September 30, 2025 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $370,000. The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.11% at September 30, 2025.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $840,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.40% at September 30, 2025.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At September 30, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the credit facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2025, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2025.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
Not applicable.
(c)
The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2025.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (2)	Maximum number of common shares that may yet be purchased under the plans or programs
July 1, 2025 through July 31, 2025	3,425	(1)	23.49	3,240	289,622
August 1, 2025 through August 31, 2025	—		—	—	289,622
September 1, 2025 through September 30, 2025	—		—	—	289,622
Total	3,425		$23.49	3,240

(1)
Includes 185 shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock and 3,240 shares of common stock repurchased under the stock repurchase program.
(2)
On February 4, 2025, the Company's Board of Directors authorized a new stock repurchase program pursuant to which the Company is authorized to repurchase up to an aggregate of 325,000 shares, or approximately 5% of the Company's outstanding common stock, on or before January 31, 2026. As of September 30, 2025, 289,622 shares remained available to be purchased by the Company under this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
On September 4, 2025, Timothy T. O’Dell, Chief Executive Officer, President and a director of the Holding Company and Chief Executive Officer and a director of CFBank, terminated his trading plan adopted on March 17, 2025, and adopted a new trading plan intended to satisfy the conditions under Rule 10b5-1 of the Exchange Act. Information regarding the terminated plan and the new plan is provided in the table.

Name & Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of (Voting) Common Stock to Purchased or Sold Pursuant to Trading Arrangement	Duration (1)	Date Terminated
Timothy T. O’Dell Director, CEO and President of the Holding Company and Director and CEO of CFBank	March 17, 2025	Rule 10b5-1 Trading Arrangement	Sale of up to 75,000 shares	March 17, 2026	September 4, 2025
Timothy T. O’Dell Director, CEO and President of the Holding Company and Director and CEO of CFBank	September 4, 2025	Rule 10b5-1 Trading Arrangement	Sale of up to 40,000 shares	April 30, 2026	N/A

(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

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

CF BANKSHARES INC.

Dated: November 7, 2025	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 7, 2025	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer