Form 10-K
period 2025-12-31
CF BANKSHARES INC.
filed 2026-03-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-25045

CF BANKSHARES INC.

(Exact name of Registrant as specified in its Charter)

Delaware	34-1877137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4960 E. Dublin Granville Road, Suite #400 Columbus, OH	43081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 334-7979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	CFBK	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Capital Market on June 30, 2025, was $136.0 million. For this purpose, directors and executive officers of the registrant are considered affiliates.

As of March 10, 2026, there were 6,434,002 shares of the registrant’s (Voting) Common Stock outstanding and 76,700 shares of the registrant’s Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2026, are incorporated herein by reference into Part III of this Form 10-K.

PART I

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

Item 1. Business.

General

CF Bankshares Inc. (“Holding Company”) was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc. As used herein, the terms “we,” “us,” “our” and the “Company” refer to CF Bankshares Inc. and CFBank, unless the context indicates to the contrary.

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

Currently, the Company does not transact material business other than through CFBank. At December 31, 2025, the Company’s assets totaled $2.1 billion and stockholders’ equity totaled $184.4 million.

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

Lending Activities

Loan and Lease Portfolio Composition. Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans. CFBank also finances a variety of commercial and residential construction projects. At December 31, 2025, gross loans receivable totaled $1.8 billion and increased approximately $17.0 million, or 1.0%, from $1.7 billion at December 31, 2024. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $1.3 billion in the aggregate and represented 72.1% of the gross loan portfolio at December 31, 2025, as compared to 69.1% of the gross loan portfolio at December 31, 2024. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased $63.4 million, or 5.3%, during 2025. Portfolio single-family residential mortgage loans, including related construction loans, totaled $445.1 million and represented 25.3% of total gross loans at year-end 2025, compared to 28.4% at year-end 2024. The remainder of our loan portfolio consists of consumer loans, which totaled $45.4 million, or 2.6% of gross loans receivable, at year-end 2025.

The types of loans originated are subject to federal and state laws and regulations. Interest rates charged on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, monetary policies of the Federal Reserve Board (the "FRB") and legislative tax policies.

Loan Maturity. The following table shows the remaining contractual maturity of CFBank’s loan portfolio at December 31, 2025. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2025
	Real Estate Mortgage Loans	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$230,036	$23	$140,076	$370,135
After one year:
More than one year to five years	544,070	2,535	162,473	709,078
More than five years to 15 years	151,329	3,299	66,846	221,474
More than 15 years	416,301	39,509	35	455,845
Total due after 2026	1,111,700	45,343	229,354	1,386,397
Total amount due	$1,341,736	$45,366	$369,430	$1,756,532

The following table sets forth at December 31, 2025, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2026), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$706,468	$405,232	$1,111,700
Consumer loans	2,494	42,849	45,343
Commercial loans	134,156	95,198	229,354
Total loans	$843,118	$543,279	$1,386,397

Origination of Loans and Leases. Lending activities are conducted through our offices located in Franklin, Cuyahoga, Delaware, Summit, and Hamilton Counties, Ohio and in Marion County, Indiana. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans, and commercial leases in the Columbus, Cleveland, Cincinnati and Akron, Ohio and Indianapolis, Indiana markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and adjustable-rate mortgage (“ARM”) interest rates. Fixed-rate loans are typically limited to terms of three to five years. CFBank has also utilized interest-rate swaps to economically protect the related fixed-rate loans from changes in value due to changes in interest rates but does not apply hedge accounting. See Note 17 to the Consolidated Financial Statements included in this Form 10-K for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (the “SBA”), enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%.

Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and ARM loans with maturities generally up to 30 years, priced competitively with current market rates. We offer several ARM loan programs with terms of up to 30 years and, with the majority of the programs, interest rates adjust with a maximum initial adjustment limitation of up to 5.0%, subsequent adjustments of up to 2.0% per six-month period and a 5.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices, primarily the Secured Overnight Financing Rate (“SOFR”) and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

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

For the year ended December 31, 2025, single-family mortgage loans originated for sale totaled $49.7 million, an increase of $2.1 million, or 4.5%, compared to $47.6 million originated in 2024.

For the year ended December 31, 2025, portfolio single-family mortgage loans originated by CFBank totaled $14.8 million, or 0.8% of total loans. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance is generally required when the loan-to-value (“LTV”) exceeds 80%. In conjunction with competitive product offerings in the market, and the lack of availability for mortgage insurance, jumbo loans and portfolio ARM loans exceeding 80% are often originated without mortgage insurance.

Portfolio single-family residential ARM loans totaled $82.0 million, or 19.2% of the single-family mortgage loan portfolio, at December 31, 2025. These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans continues to be a significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances increased $94.4 million to $704.9 million at December 31, 2025. This represented an increase of 15.5% over the $610.5 million balance at December 31, 2024.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $500,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed-rate loans are generally limited to three to five years, at which time they convert to adjustable-rate loans. At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years. We have utilized interest-rate swaps to economically protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate. See Note 17 to the Consolidated Financial Statements included in this Form 10-K for additional information on interest-rate swaps. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 30 year amortization periods.

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

Commercial Lending. The origination of commercial loans continues to be a significant component of our lending activity. During 2025, commercial loan balances decreased by $49.4 million, or 11.8%, to $369.4 million at year-end 2025. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed- and adjustable-rate commercial loans. Fixed-rate loans are typically limited to a maximum term of five years. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. During 2025, construction loans increased by $6.8 million, or 3.3%, to $208.9 million, as compared to the $202.2 million in the portfolio at year-end 2024. CFBank’s strong capital levels have allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, home improvement loans, loans secured by deposits and purchased loans. At December 31, 2025, our consumer loan portfolio totaled $45.4 million, which was 2.6% of gross loans receivable. During 2025, our consumer loan portfolio increased $2.9 million, or 6.7%, over the year-end 2024 balance of $42.5 million.

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

Delinquencies and Classified Assets. Management and the Board of Directors monitor the status of all loans 30 days or more past due on a monthly basis through the analysis of past due statistics and trends for all loans. Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. We make efforts, consistent with safety and soundness principles, to work with the borrower and develop action steps to have the loan brought current. If the loan is not brought current, it then becomes necessary to take additional legal actions including the repossession of collateral.

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

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4 to the Consolidated Financial Statements included in this Form 10-K for detailed information on criticized and classified loans as of December 31, 2025 and 2024.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include loans that were identified as substandard assets, were still accruing interest at December 31, 2025, but exhibit weaknesses that could lead to nonaccrual status in the future. At December 31, 2025, there were no classified loans still accruing interest.

Nonperforming Assets.

The $282,000 increase in nonperforming loans in 2025 compared to 2024 was primarily driven by nine commercial loans, totaling $2.7 million, two commercial real estate loans, totaling $5.2 million, four single-family residential loans, totaling $913,000, and one home equity line of credit, totaling $87,000, becoming nonaccrual during the year ended December 31, 2025, partially offset by paydowns and approximately $7.1 million in charges-offs on loans that were in nonaccrual at December 31, 2024. Of the $15.3 million of nonaccrual loans at December 31, 2025, $5.1 million was guaranteed by the SBA.

For the year ended December 31, 2025, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $1.4 million. There was no interest income recognized on nonaccrual loans in 2025.

During the year ended December 31, 2025, no loans were modified, where the borrower was experiencing financial difficulty.

See the section titled “Financial Condition - Allowance for credit losses on loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4 to the Consolidated Financial Statements included in this Form 10-K for additional information on nonperforming loans and modified loans as of December 31, 2025 and 2024.

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

The ACL – Loans totaled $17.7 million at December 31, 2025, and increased $204,000, or 1.2%, from $17.5 million at December 31, 2024. The increase in the ACL - Loans is due to $7.5 million in loan provision expense, partially offset by $7.3 million in net charge-offs during the year ended December 31, 2025. The ratio of the ACL - Loans to total loans was 1.01% at December 31, 2025, compared to 1.00% at December 31, 2024.

We believe the ACL - Loans is adequate to absorb probable expected credit losses in the loan portfolio as of December 31, 2025; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for credit losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in credit losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

	2025	2024	2023
ACL-Loans, beginning of period	$17,474	$16,865	$16,062
Impact of adoption ASC 326	—	—	(409)
Balances, January 1, 2023 post ASC 326 adoption	17,474	16,865	15,653
Charge-offs:
Real estate loans:
Single-family	27	—	—
Consumer loans:
Other	—	280	3
Commercial loans	7,449	5,323	775
Total charge-offs	7,476	5,603	778

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	36	28	40
Consumer loans:
Home equity	2	6	4
Other	—	—	3
Commercial loans	134	91	85
Total recoveries	172	125	132
Net charge-offs	7,304	5,478	646
Provision for credit losses on loans	7,508	6,087	1,858
ACL - Loans, end of period	$17,678	$17,474	$16,865
ACL - Loans to total loans and leases	1.01%	1.00%	0.99%
ACL - Loans to nonperforming loans	115.33%	116.13%	294.74%
Net charge-offs (recoveries) to ACL - Loans	41.32%	31.35%	3.83%
Net charge-offs (recoveries) to average loans and leases	0.42%	0.32%	0.04%

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

	At December 31,
	2025		2024		2023
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$2,528	24.36%	$2,787	26.76%	$3,371	27.95%
Multi-family	1,494	9.73%	1,382	8.65%	1,231	7.64%
Commercial real estate	4,938	30.40%	3,918	26.45%	4,105	25.31%
Construction	2,031	11.89%	1,741	11.62%	1,707	11.15%
Consumer loans:
Home equity lines of credit	390	2.40%	371	2.27%	334	2.10%
Other	296	.19%	270	.17%	233	.14%
Commercial loans	6,001	21.03%	7,005	24.08%	5,884	25.71%
Total	$17,678	100.00%	$17,474	100.00%	$16,865	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating and maintenance costs after acquisition are expensed. There were no foreclosed assets at December 31, 2025 or December 31, 2024. See the section titled “Financial Condition - Foreclosed Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 5 to the Consolidated Financial Statements included in this Form 10-K for information regarding foreclosed assets at December 31, 2025. Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2025, the securities available for sale portfolio totaled $17.5 million. At December 31, 2025, the U.S. Treasury security in the securities portfolio was guaranteed by the U.S. government and the collateralized mortgage obligation was guaranteed by the Government National Mortgage Association (GNMA).

Equity securities, consisting of preferred stock in another financial institution, totaled $0 at December 31, 2025 and $5.0 million at December 31, 2024. The equity security was sold during the first quarter of 2025.

Management evaluates debt securities impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 to the Consolidated Financial Statements included in this Form 10-K for a detailed discussion of management’s evaluation of securities for impairment.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated

	At December 31,
	2025		2024		2023
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt	$9,985	$8,400	$9,983	$7,700	$9,980	$7,100
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	1,000	982	983	1,007	988
Mortgage-backed securities - residential	—	—	—	—	4	4
Collateralized mortgage obligation	8,248	8,096	—	—	—	—
Total	$19,231	$17,496	$10,965	$8,683	$10,991	$8,092

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2025.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$—	—	$—	—	$9,985	2.16%	$—	—	$9,985	2.16%
Issued by U.S. government- sponsored entities and agencies:
U.S. Treasury	998	4.09%	—	—	—	—	—	—	998	4.09%
Collateralized mortgage obligation	—	—	—	—	—	—	8,248	5.88%	8,248	5.88%
Total	$998	4.09%	$—	—	$9,985	2.16%	$8,248	5.88%	$19,231	3.86%

(1)
Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

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

The Holding Company, as a bank holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from CFBank or the sale of assets.

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations. Generally, CFBank may pay dividends to the Holding Company without prior regulatory approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment. See Note 16 to the Consolidated Financial Statements included in this Form 10-K for additional information.

The Holding Company’s available cash and cash equivalents totaled $522,000 at December 31, 2025. Management believes that the Holding Company had adequate funds and liquidity sources at December 31, 2025 to meet its current and anticipated operating needs at this time. See the section titled “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for information regarding the Holding Company’s liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio at December 31, 2025 and totaled 38.5% of average deposit balances in 2025. Money market accounts represent the second largest portion of our deposit portfolio at December 31, 2025 and totaled 39.2% of average deposit balances in 2025. The term of the certificates of deposit typically offered vary from six months to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2025, CFBank had $400.4 million in brokered deposits with maturity dates from January 2026 through March 2028. At December 31, 2025, cash, unpledged securities, and deposits in other financial institutions totaled $273.4 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $400.4 million at December 31, 2025, and decreased $20.4 million, or 4.9%, from $420.8 million at December 31, 2024. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $278.7 million at December 31, 2025 and increased $7.0 million, or 2.6%, from $271.7 million at December 31, 2024.

As of December 31, 2025 and 2024, deposits exceeding the FDIC insured limit of $250,000 totaled $525.2 million and $522.4 million, respectively.

Certificate accounts in amounts of $250,000 or more totaled $463.6 million at December 31, 2025, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$136,866	4.21%
Over 3 through 6 months	102,157	3.08%
Over 6 through 12 months	123,872	3.20%
Over 12 months	100,749	2.74%
Total	$463,644

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For The Year Ended December 31,
	2025			2024			2023
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$112,290	6.37%	4.32%	$112,949	6.67%	4.86%	$113,141	6.96%	4.41%
Money market accounts	675,064	38.32%	3.79%	687,965	40.60%	4.59%	672,923	41.42%	4.47%
Savings accounts	1,621	0.09%	0.62%	1,134	0.07%	0.96%	3,087	0.19%	0.37%
Certificates of deposit	690,229	39.18%	4.29%	652,305	38.49%	4.61%	607,147	37.38%	3.51%
Total Interest-bearing deposits	1,479,204	83.96%	4.06%	1,454,353	85.83%	4.62%	1,396,298	85.95%	4.04%
Noninterest-bearing deposits:
Demand deposits	282,593	16.04%	—	240,098	14.17%	—	228,156	14.05%	—
Total Average Deposits	$1,761,797	100.00%		$1,694,451	100.00%		$1,624,454	100.00%

See the sections titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $58.0 million at December 31, 2025. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $242.7 million from the FHLB at year-end 2025.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate then would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. As of December 31, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank of Cleveland through the Borrower-in-Custody program. The borrowings are collateralized by commercial loans and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $122.4 million at year-end 2025. There were no outstanding borrowings from the Federal Reserve Bank at December 31, 2025.

At December 31, 2025 and 2024, CFBank had $65.0 million of availability in unused lines of credit with two commercial banks. There were no outstanding borrowings on these lines of credit at December 31, 2025 or December 31, 2024. If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

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

	For the Year ended December 31,
	2025	2024	2023
Short-term FHLB advances and other borrowings:
Average balance outstanding	$7	$214	$223
Maximum amount outstanding at any month-end during the period	—	26,000	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	4.71%	5.48%	4.91%

Personnel

As of December 31, 2025, the Company had 98 full-time employees and six part-time employees.

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

As a bank holding company, the Holding Company is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the FRB. The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the Securities and Exchange Commission (the “SEC”). The Holding Company’s common stock trades on the NASDAQ Capital Market under the symbol “CFBK”, which subjects the Holding Company to various requirements under the NASDAQ Marketplace Rules.

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

Regulation of the Holding Company

General. As a bank holding company, the Holding Company’s activities are subject to extensive regulation by the FRB. The Holding Company is required to file reports with the FRB and such additional information as the FRB may require and is subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including a subsidiary bank). In general, the FRB may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Source of Strength. A bank holding company is required by law and FRB policy to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. The FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the FRB believes the payment of such dividends would be an unsafe or unsound practice.

Prior FRB Approval. The BHCA requires the prior approval of the FRB in any case where a bank holding company proposes to:

•
acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the bank holding company;
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

Financial Activities. A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if the holding company is “well managed” and “well capitalized” and each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (the “CRA”).

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

Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status. Effective as of August 26, 2025, however, the Holding Company decertified its financial holding company status with the FRB as a result of CFBank’s “Needs to Improve”

rating under the Community Reinvestment Act (the “CRA”), as discussed under “Community Reinvestment Act” below. Such decertification did not result in CFBank having to divest of or discontinue any of its existing business or activities.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

The Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including the Company, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including the Company, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance-sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2025.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35%. Because the DRR fell below the minimum DRR to 1.30%, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. As of December 31, 2025, the DRR was above the statutory minimum of 1.35 percent.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2025, the Holding Company had a total of $522,000 of cash at the Holding Company level.

The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock. In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities. Finally, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt. See Note 16 to the Consolidated Financial Statements included in this Form 10-K for additional information.

Federal income tax laws provided deductions, totaling $2.3 million, for the Company’s thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2025. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current and accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2025.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. CFBank is a member of the FHLB of Cincinnati. As an FHLB member, CFBank must maintain an investment in the capital stock of the FHLB of Cincinnati.

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act ("CRA") and the member’s record of lending to first-time home buyers.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2025 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2024, the Company had net operating loss carryforwards of $21.3 million, which expire at various dates from 2025 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2025. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current and accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. See Note 13 to the Consolidated Financial Statements included in this Form 10-K for additional information.

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

Available Information

Our website address is www.CF.Bank (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as well as our definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. These reports can be found on our website under the caption “Investor – SEC Filings.” Investors also can obtain copies of our filings from the SEC website at www.sec.gov.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling and/or possible future U.S. government shutdowns over budget disagreements, slowing gross domestic product, threatened or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements and other changes in the relationship of the U.S. and U.S. global partners, trade wars, and other factors beyond our control may adversely affect CFBank’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of CFBank’s borrowers to repay their loans, and the value of the collateral securing loans made by CFBank. The ongoing political turmoil and military conflict in Ukraine and the Middle East are likely to result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings and/or capital, as well as the ability of our customers to repay loans.

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

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets. Policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, also significantly affect the movement of interest rates. Changes in the interest rate environment may reduce our profits. Net interest income is a significant component of our net income, and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods to which they reprice, they may react in different degrees to changes in market interest rates. In addition, residential mortgage loan origination and refinancing volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations and refinancings, while falling interest rates are usually associated with higher loan originations and refinancings. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

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

We maintain an allowance for credit losses that is believed to be a reasonable estimate of the expected losses based on management's quarterly analysis of our loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of CFBank’s loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding our allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of the "Determination of the allowance for credit losses on loans (ACL - Loans)" included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

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

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model, which we adopted effective January 1, 2023. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions that we use in the CECL model prove to be incorrect or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. Additionally, the time horizon over which we are required to estimate future credit losses expanded under CECL, which could result in increased volatility in future provisions for credit losses. We may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments. The Company’s one-time cumulative effect adjustment to the allowance for credit losses upon adoption in the first quarter of 2023 was $49,000.

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

We have experienced significant growth in the amount of our total loans in the past several years. Since January 1, 2017, our total net loans have grown by $1.3 billion, or 327.9%, and our total assets have grown by $1.6 billion, or 339.8%. Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth. We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion. If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any future acquisition or expansion of our business will involve a number of expenses and risks, which may include some or all of the following:

•
the time and expense associated with identifying and evaluating potential acquisitions or expansions;
•
the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;
•
the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•
any financing required in connection with an acquisition or expansion;
•
the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•
entry into unfamiliar markets and the introduction of new products and services into our existing business;
•
the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•
the risk of loss of key employees and customers.

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

Increasingly, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL results in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company was required to comply with the new standard beginning January 1, 2023. The impact of the Company's adoption of CECL was a one-time cumulative-effect adjustment increasing our reserves for loans and unfunded commitments by $49,000.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates. The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2025, the Holding Company had a total of $522,000 of cash at the Holding Company level.

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

The market price of our common stock may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations or business prospects, the banking industry generally or the macroeconomic outlook. Factors that could impact our trading price include:

•
our operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;
•
developments in our business or operations or in the financial sector generally;
•
future offerings by us of debt or preferred shares, which would be senior to our common stock upon liquidation and for purposes of dividend distributions;
•
legislative or regulatory changes affecting our industry generally or our business and operations specifically;
•
the operating and stock price performance of companies that investors consider to be comparable to us;
•
announcements of strategic developments, acquisitions and other material events by us or our competitors;
•
actions by our current stockholders, including future sales of common shares by existing stockholders, including our directors and executive officers; and
•
other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

•
Security Information and Event Management (“SIEM”) logging and triggers, alerts, and 24/7 monitoring.
•
Endpoint Detection and Response (“EDR”), encryption, and backups.
•
Third party vendor risk management.
•
Disaster recovery and incident response plans.
•
Security awareness training, social engineering testing, and remedial training.
•
Vulnerability scanning, remediation tracking, and reporting.

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

Item 2. Properties.

We currently conduct our business through eight branch offices located in Franklin, Cuyahoga, Delaware, Hamilton and Summit counties in Ohio and one branch office located in Marion County, Indiana as of December 31, 2025. The net book value of the Company’s real properties totaled $1.7 million at December 31, 2025, related to the owned facility used for the Company's branch office in Indianapolis, Indiana. CFBank leases its other seven branch offices in Columbus, Ohio, Cleveland, Ohio, Orange Village, Ohio, Fairlawn, Ohio, Blue Ash, Ohio, Cincinnati, Ohio. See Note 8 to the Consolidated Financial Statements included in this Form 10-K for further discussion.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market and Dividend Information

The (voting) common stock of CF Bankshares Inc. trades on the Nasdaq® Capital Market under the symbol “CFBK.” As of December 31, 2025, there were 6,341,649 shares of (voting) common stock outstanding and held by approximately 293 registered shareholders of record. As of December 31, 2025, the Company also had an aggregate of 76,700 shares of non-voting common stock outstanding which was held by one shareholder of record.

There was $0.30 per share in dividends declared and paid on our common stock during 2025, and equivalent dividends were declared and paid on our Series D Preferred Stock in the quarters ended March 31, June 30, September 30, and December 31, 2025. The Company presently anticipates continuing to pay dividends in the future at similar levels, subject to compliance with applicable legal and regulatory requirements. The Holding Company is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock. In addition, banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval and, thus, can limit the availability of funds available to the Holding Company for the payment of dividends on its stock. The Holding Company’s ability to pay dividends on its common stock is also conditioned upon the Holding Company continuing to make certain payments on, and no event of default occurring under, the Company’s fixed-to-floating rate subordinated debt and the subordinated debentures underlying the Holding Company’s trust preferred securities. Additional information regarding our ability to pay dividends is contained in the sections titled “Financial Condition - Stockholders’ equity” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Note 16 to the Consolidated Financial Statements included in this Form 10-K.

(b)
Not applicable.
(c)
The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2025.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs
October 1, 2025 through October 31, 2025	—	—	—	289,622
November 1, 2025 through November 30, 2025	19,266	$22.80	19,266	270,356
December 1, 2025 through December 31, 2025	—	—	—	270,356
Total	19,266	$22.80	19,266

(1)
On February 4, 2025, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to an aggregate of 325,000 shares, or approximately 5% of the Company's outstanding common stock, on or before January 31, 2026. On December 17, 2025, the Company's Board of Directors approved the extension of its stock repurchase program to August 15, 2026. As of December 31, 2025, 270,356 shares remained available to be purchased by the Company under this stock repurchase program.

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

	At December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$2,117,321	$2,065,523	$2,058,615	$1,820,174	$1,495,589
Cash and cash equivalents	258,972	235,272	261,595	151,787	166,591
Securities available for sale	17,496	8,683	8,092	10,442	16,347
Equity securities	—	5,000	5,000	5,000	5,000
Loans held for sale	5,611	2,623	1,849	580	27,988
Loans and leases, net (1)	1,738,854	1,722,019	1,694,133	1,572,255	1,214,149
Allowance for credit losses on loans and leases	17,678	17,474	16,865	16,062	15,508
Nonperforming assets	15,329	15,047	5,722	761	997
Foreclosed assets	—	—	—	—	—
Deposits	1,780,689	1,755,795	1,744,057	1,527,922	1,246,352
FHLB advances and other debt	100,964	92,680	109,995	109,461	89,727
Subordinated debentures	15,039	15,000	14,961	14,922	14,883
Total stockholders' equity	184,426	168,437	155,374	139,248	125,330

	For the year ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Summary of Operations:
Total interest income	$119,995	$118,389	$108,279	$67,764	$52,348
Total interest expense	64,972	71,745	60,639	18,974	10,309
Net interest income	55,023	46,644	47,640	48,790	42,039
Provision for credit losses	8,247	6,737	2,317	787	(1,600)
Net interest income after provision for credit losses	46,776	39,907	45,323	48,003	43,639
Noninterest income:
Net loss on sale of equity security	(103)	—	—	—	—
Net gain on sale of loans	698	681	185	1,009	7,359
Other	5,332	4,494	3,846	2,201	4,281
Total noninterest income	5,927	5,175	4,031	3,210	11,640
Noninterest expense	31,176	28,938	28,369	28,621	32,461
Income before income taxes	21,527	16,144	20,985	22,592	22,818
Income tax expense	3,986	2,757	4,048	4,428	4,365
Net income	$17,541	$13,387	$16,937	$18,164	$18,453

	At or for the Year ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance Ratios (2)
Return on average assets	0.84%	0.67%	0.88%	1.11%	1.26%
Return on average equity	9.90%	8.29%	11.46%	13.69%	15.58%
Average yield on interest-earning assets (3)	6.04%	6.17%	5.89%	4.37%	3.79%
Average rate paid on interest-bearing liabilities	4.08%	4.54%	3.99%	1.55%	0.95%
Average interest rate spread (4)	1.96%	1.63%	1.90%	2.82%	2.84%
Net interest margin, fully taxable equivalent (5)	2.77%	2.43%	2.59%	3.15%	3.04%
Average interest-earning assets to interest bearing liabilities	124.72%	121.33%	120.70%	126.74%	127.13%
Efficiency ratio (6)	51.15%	55.84%	54.90%	55.04%	60.47%
Noninterest expenses to average assets	1.50%	1.44%	1.47%	1.76%	2.22%
Common stock dividend payout ratio	11.15%	12.14%	8.75%	6.47%	4.69%

Capital Ratios: (2)
Equity to total assets at end of period	8.71%	8.15%	7.55%	7.65%	8.38%
Average equity to average assets	8.50%	8.03%	7.66%	8.14%	8.11%
Tier 1 (core) capital to adjusted total assets (Leverage ratio) (7)	11.40%	10.33%	9.76%	9.89%	11.29%
Total capital to risk weighted assets (7)	15.02%	13.60%	13.30%	12.74%	14.02%
Tier 1 (core) capital to risk weighted assets (7)	13.85%	12.45%	12.17%	11.65%	12.77%
Common equity tier 1 capital to risk weighted assets (7)	13.85%	12.45%	12.17%	11.65%	12.77%

Asset Quality Ratios: (2)
Nonperforming loans to total loans (8)	0.87%	0.87%	0.33%	0.05%	0.08%
Nonperforming assets to total assets (9)	0.72%	0.71%	0.28%	0.04%	0.07%
Allowance for credit losses on loans and leases to total loans	1.01%	1.00%	0.99%	1.01%	1.26%
Allowance for credit losses on loan and leases to nonperforming loans (8)	115.32%	116.13%	294.74%	2110.64%	1555.47%
Net charge-offs (recoveries) to average loans	0.42%	0.32%	0.04%	0.02%	(0.01%)

Per Share Data:
Basic earnings per common share	$2.70	$2.08	$2.64	$2.84	$2.84
Diluted earnings per common share	2.69	2.06	2.63	2.78	2.77
Dividends declared per common share	0.30	0.25	0.23	0.18	0.13
Tangible book value per common share at end of period	27.87	25.51	23.74	21.43	19.28

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

n/m - not meaningful

Business Overview

The Holding Company is a bank holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company subject to regulation and supervision by the Federal Reserve Board (the “Federal Reserve”). Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc.

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

We have identified the following accounting policy as a critical accounting policy, and an understanding of this policy is necessary to understand our financial statements. The following discussion details the critical accounting policy and the nature of the estimates made by management.

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

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ACL - Loans is considered to be a critical accounting policy. Additional information regarding this policy is included in the section titled “Financial Condition - Allowance for Credit Losses on Loans” and in Notes 1, 4 and 6 to the Consolidated Financial Statements included in this Form 10-K.

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

Financial Condition

General. Assets totaled $2.1 billion at December 31, 2025 and increased $51.8 million, or 2.5%, from $2.1 billion at December 31, 2024. The increase was primarily due to a $23.7 million increase in cash and cash equivalents and a $16.8 million increase in net loan balances.

Cash and cash equivalents. Cash and cash equivalents totaled $259.0 million at December 31, 2025, and increased $23.7 million, or 10.1%, from $235.3 million at December 31, 2024. The increase in cash and cash equivalents was primarily attributed to an increase in deposit balances and FHLB advances and other borrowings, partially offset by the increase in net loan balances.

Securities. Securities available for sale totaled $17.5 million at December 31, 2025, and increased $8.8 million, or 101.5%, compared to $8.7 million at December 31, 2024. The increase was primarily due to the purchase of a new security, partially offset by principal maturities. Equity securities totaled $0 at December 31, 2025 and $5.0 million at December 31, 2024. The decline in equity securities was due to the sale of the security during 2025.

Loans held for sale. Loans held for sale totaled $5.6 million at December 31, 2025 and increased $3.0 million, or 113.9%, from $2.6 million at December 31, 2024.

Loans and Leases. Net loans and leases totaled $1.74 billion at December 31, 2025 and increased $16.8 million, or 1.0%, from $1.72 billion at December 31, 2024. The increase in net loans and leases from December 31, 2024, was primarily due to a $73.9 million increase in commercial real estate loan balances, a $20.5 million increase in Multi-family residential loan balances, a $6.8 million increase in construction loan balances, and a $2.5 million increase in home equity lines of credit balances, partially offset by a $49.4 million decrease in commercial and industrial (C&I) loan balances and a $37.6 million decrease in single-family residential loan balances. The decrease in single-family residential loan balances included the sale of two portfolios of loans in the first quarter of 2025 totaling $18.1 million.

Allowance for Credit Losses on Loans (ACL – Loans). The ACL – Loans totaled $17.7 million at December 31, 2025, and increased $204,000, or 1.2%, from $17.5 million at December 31, 2024. The increase in ACL - Loans is due to $7.5 million in loan provision expense, partially offset by $7.3 million in net charge-offs during the year ended December 31, 2025. The ratio of the ACL - Loans to total loans was 1.01% at December 31, 2025, compared to 1.0% at December 31, 2024.

The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the expected remaining life. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL - Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K.

Individually evaluated loans totaled $12.4 million at December 31, 2025, and decreased $437,000, or 3.4%, from $12.8 million at December 31, 2024. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $2.8 million at December 31, 2025 and $2.3 million at December 31, 2024.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $15.3 million at December 31, 2025, and increased $282,000 from $15.0 million at December 31, 2024. The increase in nonperforming loans in 2025 compared to 2024 was primarily driven by nine commercial loans, totaling $2.7 million, two commercial real estate loans, totaling $5.2 million, four single-family residential loans, totaling $913,000, and one home equity line of credit, totaling $87,000, becoming nonaccrual during the year ended December 31, 2025, partially offset by paydowns and approximately $7.1 million in charges-offs on loans that were in nonaccrual at December 31, 2024. The ratio of nonperforming loans to total loans was 0.87% at December 31, 2025 compared to 0.87% at December 31, 2024.

The following table presents information regarding the number and balance of nonperforming loans at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	# of loans	Balance	# of loans	Balance
	(dollars in thousands)
Commercial	12	$8,181	7	$13,204
Single-family residential real estate	6	1,847	4	1,649
Commercial real estate	2	5,204	1	181
Home equity lines of credit	2	97	1	13
Total	22	$15,329	13	$15,047

During the year ended December 31, 2025, the Company did not modify any loans, where the borrower was experiencing financial difficulty. During the year ended December 31, 2024, the Company modified one commercial loan, with an amortized cost basis of $4.3 million at December 31, 2024, where the borrower was experiencing financial difficulty. The loan was modified to defer principal and interest payments, increase the interest rate, extend the maturity date and institute a minimum EBITDA covenant.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard, doubtful or loss are considered classified assets. See Note 4 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the regulatory asset classifications.

The level of total criticized and classified loans decreased by $4.3 million, or 13.0%, during the year ended December 31, 2025. Loans designated as special mention increased $72,000, or 0.4%, and totaled $18.5 million at December 31, 2025, compared to $18.5 million at December 31, 2024. Loans classified as substandard decreased $4.3 million and totaled $9.9 million at December 31, 2025, compared to $14.2 million at December 31, 2024. Loans designated as doubtful totaled $385,000 at December 31, 2025 and December 31, 2024. See Note 4 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding risk classification of loans.

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

Total past due loans increased $472,000 and totaled $12.9 million at December 31, 2025, compared to $12.5 million at December 31, 2024. Past due loans totaled 0.7% of the loan portfolio at December 31, 2025 and December 31, 2024. See Note 4 to the Consolidated Financial Statements for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (“ARM”) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest-only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $111.2 million, or 30.1% of CFBank’s commercial loan portfolio at December 31, 2025, compared to $131.2 million, or 31.3%, at December 31, 2024. Interest only home equity lines of credit totaled $41.1 million, or 98.5% of the total home equity lines of credit, at December 31, 2025 compared to $38.8 million, or 98.1%, at December 31, 2024.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of December 31, 2025; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for credit losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in credit losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. There were no foreclosed assets at December 31, 2025 or December 31, 2024. The Company acquired a single-family residential property during the first quarter of 2025 by obtaining a deed in lieu of foreclosure. The property, which was valued at $524,000, was sold during the third quarter of 2025. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Premises and equipment. Premises and equipment, net, totaled $3.5 million at December 31, 2025, and increased $11,000, or 0.3%, from $3.5 million at December 31, 2024. See Note 8 to the Consolidated Financial Statements included in this Form 10-K for additional information.

Deposits. Deposits totaled $1.78 billion at December 31, 2025, an increase of $24.9 million, or 1.4%, from $1.76 billion at December 31, 2024. The increase was primarily due to a $13.0 million increase in interest-bearing account balances, coupled with an $11.9 million increase in noninterest-bearing accounts balances.

At December 31, 2025, approximately 29.5% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.8% at December 31, 2024.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi Network. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $400.4 million at December 31, 2025, and decreased $20.4 million, or 4.9%, from $420.8 million at December 31, 2024. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $278.7 million at December 31, 2025 and increased $7.0 million, or 2.6%, from $271.7 million at December 31, 2024.

FHLB advances and other debt. FHLB advances and other debt totaled $101.0 million at December 31, 2025, a increase of $8.3 million when compared to $92.7 million at December 31, 2024. The increase was primarily due to a $10 million increase in the outstanding balance on the Holding Company's credit facility.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate then would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. As of December 31, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the facility.

At December 31, 2025 and 2024, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at December 31, 2025 or December 31, 2024.

Subordinated debentures Subordinated debentures totaled $15.0 million at December 31, 2025 and December 31, 2024. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9,612,000 after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at December 31, 2025 and December 31, 2024. See Note 11 to the Consolidated Financial Statements included in this Form 10-K for additional information.

Stockholders’ equity. Stockholders’ equity totaled $184.4 million at December 31, 2025, an increase of $16.0 million, or 9.5%, from $168.4 million at December 31, 2024. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by $1.9 million in dividend payments.

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

Comparison of Results of Operations for 2025 and 2024

General. Net income for the year ended December 31, 2025 totaled $17.5 million (or $2.69 per diluted common share) and increased $4.1 million, or 31.0%, compared to net income of $13.4 million (or $2.06 per diluted common share) for the year ended December 31, 2024. The increase in net income was primarily due to an increase in net interest income and an increase in noninterest income, which was partially offset by an increase in provision expense and an increase in noninterest expense.

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

Net interest income totaled $55.0 million for the year ended December 31, 2025 and increased $8.4 million, or 18.0%, compared to net interest income of $46.6 million for the year ended December 31, 2024. The increase in net interest income was primarily due to a $6.8 million, or 9.4%, decrease in interest expense, coupled with a $1.6 million, or 1.4%, increase in interest income. The decrease in interest expense was attributed to a 46bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $12.2 million, or 0.8%, increase in average interest-bearing liabilities. The increase in interest income was primarily attributed to a $68.7 million, or 3.6%, increase in average interest-earning assets outstanding, partially offset by a 13bps decrease in the average yield on interest-earning assets. The net interest margin of 2.77% for the year ended December 31, 2025 increased 34bps compared to the net interest margin of 2.43% for the year ended December 31, 2024.

Interest income totaled $120.0 million for the year ended December 31, 2025, and increased $1.6 million, or 1.4%, compared to $118.4 million for the year ended December 31, 2024. The increase in interest income was primarily attributed to a $39.6 million, or 2.3%, increase in average loans and leases and loans held for sale.

Interest expense totaled $65.0 million for the year ended December 31, 2025, and decreased $6.8 million, or 9.4%, compared to $71.7 million for the year ended December 31, 2024. The decrease in interest expense was primarily attributed to a 56bps decrease in the average rate of interest-bearing deposits, partially offset by a $24.9 million, or 1.7%, increase in average interest-bearing deposits.

Provision for credit losses. The provision for credit losses expense for the year ended December 31, 2025 was $8.2 million, and increased $1.5 million, or 22.4%, compared to $6.7 million for the year ended December 31, 2024. Net charge-offs for the year ended December 31, 2025 totaled $7.3 million, compared to net charge-offs of $5.5 million for the year ended December 31, 2024. The increase in charge-offs was driven by the full charge-off of a non-core loan in 2025 totaling $7.0 million. This loan relationship has no remaining book balance.

The following table presents information regarding net charge-offs (recoveries) for 2025 and 2024 (in thousands):

	2025	2024
(Dollars in thousands)	Net charge-offs (recoveries)
Commercial	$7,315	$5,232
Single-family residential real estate	(9)	(28)
Home equity lines of credit	(2)	(6)
Other consumer loans	-	280
Total	$7,304	$5,478

See the section above titled “Financial Condition – Allowance for Credit Losses on Loans” for additional information.

Noninterest income. Noninterest income for the year ended December 31, 2025 totaled $5.9 million and increased $752,000, or 14.5%, compared to $5.2 million for the year ended December 31, 2024. The increase was primarily due to a $371,000, or 14.8%, increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the year ended December 31, 2025 totaled $31.2 million and increased $2.3 million, or 7.7%, compared to $28.9 million for the year ended December 31, 2024. The increase in noninterest expense during the year ended December 31, 2025 was primarily due to a $1.5 million increase in salaries and employee benefits expense and a $428,000 increase in professional fee expense.

Income taxes. Income tax expense was $4.0 million for the year ended December 31, 2025, an increase of $1.2 million, compared to $2.8 million for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was approximately 18.5%, as compared to approximately 17.1% for the year ended December 31, 2024.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2025 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, historic tax credits, bank owned life insurance and other miscellaneous items.

Comparison of Results of Operations for 2024 and 2023

General. Net income for the year ended December 31, 2024 totaled $13.4 million (or $2.06 per diluted common share) and decreased $3.5 million, or 21.0%, compared to net income of $16.9 million (or $2.63 per diluted common share) for the year ended December 31, 2023. The decrease in net income was primarily due to an increase in provision expense, a decrease in net interest income and an increase in noninterest expense, which was partially offset by an increase in noninterest income.

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

Interest income totaled $118.4 million for the year ended December 31, 2024, and increased $10.1 million, or 9.3%, compared to $108.3 million for the year ended December 31, 2023. The increase in interest income was primarily attributed to a 31bps increase in the average yield on loans and leases and loans held for sale, coupled with a $67.3 million, or 4.1%, increase in average loans and leases and loans held for sale.

Interest expense totaled $71.7 million for the year ended December 31, 2024, and increased $11.1 million, or 18.3%, compared to $60.6 million for the year ended December 31, 2023. The increase in interest expense was primarily attributed to a 58bps increase in the average rate of interest-bearing deposits, coupled with a $58.1 million, or 4.2%, increase in average interest-bearing deposits.

Provision for credit losses. The provision for credit losses expense for the year ended December 31, 2024 was $6.7 million, and increased $4.4 million, or 190.8%, compared to $2.3 million for the year ended December 31, 2023. Net charge-offs for the year ended December 31, 2024 totaled $5.5 million, compared to net charge-offs of $646,000 for the year ended December 31, 2023.

The following table presents information regarding net charge-offs (recoveries) for 2024 and 2023 (in thousands):

	2024	2023
(Dollars in thousands)	Net charge-offs (recoveries)
Commercial	$5,232	$690
Single-family residential real estate	(28)	(40)
Home equity lines of credit	(6)	(4)
Other consumer loans	280	—
Total	$5,478	$646

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

	For the Years Ended December 31,
	2025			2024			2023
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,227	$359	2.70%	$13,245	$549	3.43%	$14,198	$658	3.86%
Loans and leases and loans held for sale (3)	1,742,071	109,282	6.27%	1,702,444	106,750	6.27%	1,635,173	97,383	5.96%
Other earning assets	222,748	9,725	4.37%	191,070	10,415	5.45%	178,275	9,646	5.41%
FHLB and FRB stock	8,186	629	7.68%	8,792	675	7.68%	8,566	592	6.91%
Total interest-earning assets	1,984,232	119,995	6.04%	1,915,551	118,389	6.17%	1,836,212	108,279	5.89%
Noninterest-earning assets	100,933			96,518			92,957
Total assets	$2,085,165			$2,012,069			$1,929,169

Interest-bearing liabilities:
Deposits	$1,479,204	60,023	4.06%	$1,454,353	67,158	4.62%	$1,396,298	56,363	4.04%
FHLB advances and other borrowings	111,762	4,949	4.43%	124,417	4,587	3.69%	124,999	4,276	3.42%
Total interest-bearing liabilities	1,590,966	64,972	4.08%	1,578,770	71,745	4.54%	1,521,297	60,639	3.99%
Noninterest-bearing liabilities	317,005			271,756			260,060
Total liabilities	1,907,971			1,850,526			1,781,357

Equity	177,194			161,543			147,812
Total liabilities and equity	$2,085,165			$2,012,069			$1,929,169

Net interest-earning assets	$393,266			$336,781			$314,915
Net interest income/interest rate spread		$55,023	1.96%		$46,644	1.63%		$47,640	1.90%
Net interest margin			2.77%			2.43%			2.59%

Average interest-earning assets to average interest-bearing liabilities	124.72%			121.33%			120.70%

(1)
Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)
Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)
Average balance is computed using the recorded investment in loans net of the ACL and includes nonperforming loans.

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

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Compared to Year Ended			Compared to Year Ended
	December 31, 2024			December 31, 2023
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(111)	$(79)	$(190)	$(67)	$(42)	$(109)
Loans and leases and loans held for sale	-	2,532	2,532	5,265	4,102	9,367
Other earning assets	(2,256)	1,566	(690)	71	698	769
FHLB and FRB stock	-	(46)	(46)	67	16	83
Total interest-earning assets	(2,367)	3,973	1,606	5,336	4,774	10,110

Interest-bearing liabilities:
Deposits	(8,266)	1,131	(7,135)	8,384	2,411	10,795
FHLB advances and other borrowings	860	(498)	362	331	(20)	311
Total interest-bearing liabilities	(7,406)	633	(6,773)	8,715	2,391	11,106

Net change in net interest income	$5,039	$3,340	$8,379	$(3,379)	$2,383	$(996)

(1)
Securities amounts are presented on a fully taxable equivalent basis.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$273,349	$237,863
Additional borrowing capacity at the FHLB	184,374	186,303
Additional borrowing capacity at the FRB	122,360	127,424
Unused commercial bank lines of credit	65,000	65,000
Total	$645,083	$616,590

Cash, unpledged securities and deposits in other financial institutions increased $35.4 million, or 14.8%, to $273.3 million at December 31, 2025, compared to $237.9 million at December 31, 2024. The increase was primarily attributed to an increase in deposits and an increase in FHLB borrowings and other debt, partially offset by an increase in net loans.

CFBank’s additional borrowing capacity with the FHLB decreased $1.9 million, or 1.0%, to $184.4 million at December 31, 2025, compared to $186.3 million at December 31, 2024.

CFBank’s additional borrowing capacity at the FRB decreased $5.1 million, or 4.0%, to $122.4 million at December 31, 2025 from $127.4 million at December 31, 2024. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at December 31, 2025 and December 31, 2024.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at December 31, 2025 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $385,000. Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, which reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 6.80% at December 31, 2025.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $875,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.09% at December 31, 2025.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At December 31, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the facility.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2025. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Management actively monitors and manages interest rate risk. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital. We measure the effect of interest rate changes on CFBank’s economic value of equity (EVE), which is the difference between the estimated market value of CFBank’s assets and liabilities under different interest rate scenarios. The change in the EVE ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and CFBank did not change existing strategies. At December 31, 2025, CFBank’s EVE ratios, using interest rate shocks ranging from a 400 bps rise in rates to a 400 bps decline in rates, are shown in the following table. All values are within the acceptable range established by CFBank’s Board of Directors.

Economic Value of Equity
as a Percent of Assets
(CFBank only)
Basis Point	Economic
Change in Rates	Value Ratio
+400	11.7%
+300	11.8%
+200	11.9%
+100	12.0%
0	12.2%
-100	12.3%
-200	12.5%
-300	12.6%
-400	12.7%

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

CF BANKSHARES INC.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of CF Bankshares Inc., and reports of independent registered public accounting firms and management are included below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting as described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Plante & Moran, PLLC, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

/s/ Timothy T. O’Dell

Timothy T. O’Dell

President and Chief Executive Officer

/s/ Kevin J. Beerman

Kevin J. Beerman

Executive Vice President and Chief Financial Officer

March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CF Bankshares Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of CF Bankshares Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and changes in cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Report of Independent Registered Public Accounting Firm

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (“ACL”), includes a reserve on collectively evaluated loans. In the current year, significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the determination of the peer group utilized to determine historical loss rates; (ii) the determination of the historical lookback period utilized to determine historical loss rates; (iii) prepayment assumptions used to determine the estimated remaining life of each portfolio segment, (iv) determination of the forecast period adjustment, and (v) qualitative factor adjustments. In evaluating whether qualitative adjustments are necessary, management considers internal and external qualitative and credit market risk factors to reflect credit risks not fully captured by historical loss experience or forecast economic conditions.

Significant judgment was required by management in the selection and application of subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL on collectively evaluated loans included, but were not limited to, the following:

•
Testing the design and operating effectiveness of management’s controls over key assumptions and judgments.
•
Testing the completeness and accuracy of data utilized by management.
•
Evaluating the relevance and reliability of information used by management in the development of the estimate.
•
Evaluating the reasonableness of significant assumptions used in management’s estimate through a combination of evaluating the reasonableness of certain assumptions and developing an independent range of reasonable outcomes for the collectively evaluated component of the ACL for comparison to management’s estimate.

We have served as the Company's auditor since 2025.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

Cleveland, Ohio

March 12, 2026

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

CF Bankshares Inc.

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CF Bankshares Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company's auditor from 2014 to 2025.

/s/ Forvis Mazars, LLP

Forvis Mazars, LLP

Indianapolis, Indiana

March 14, 2025

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$258,972	$235,272
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	17,496	8,683
Equity securities	—	5,000
Loans held for sale, at fair value	5,611	2,623
Loans and leases, net of allowance for credit losses of $17,678 and $17,474, respectively	1,738,854	1,722,019
FHLB and FRB stock	8,354	8,918
Premises and equipment, net	3,547	3,536
Operating lease right-of-use assets	5,680	6,087
Bank owned life insurance	28,049	27,116
Accrued interest receivable and other assets	50,658	46,169
Total assets	$2,117,321	$2,065,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$285,523	$273,668
Interest bearing	1,495,166	1,482,127
Total deposits	1,780,689	1,755,795
FHLB advances and other debt	100,964	92,680
Advances by borrowers for taxes and insurance	2,523	2,238
Operating lease liabilities	5,878	6,229
Accrued interest payable and other liabilities	27,802	25,144
Subordinated debentures	15,039	15,000
Total liabilities	1,932,895	1,897,086

Commitments and contingent liabilities	—	—

Stockholders' equity
Common stock, $0.01 par value; shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 6,800,762 at December 31, 2025 and 5,539,586 at December 31, 2024	68	55
Non-voting common stock, $0.01 par value; shares issued: 76,700 at December 31, 2025 and 1,260,700 at December 31, 2024	1	13
Series D preferred stock, $0.01 par value; 5,000 shares authorized; 2,000 shares issued at December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	93,618	92,225
Retained earnings	103,883	88,290
Accumulated other comprehensive loss	(1,371)	(1,803)
Treasury stock, at cost; 459,113 shares of voting common stock at December 31, 2025 and 398,201 shares of voting common stock at December 31, 2024	(11,773)	(10,343)
Total stockholders' equity	184,426	168,437
Total liabilities and stockholders' equity	$2,117,321	$2,065,523

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	2025	2024	2023
Interest and dividend income
Loans and leases, including fees	$109,282	$106,750	$97,383
Securities	359	549	658
FHLB and FRB stock dividends	629	675	592
Federal funds sold and other	9,725	10,415	9,646
	119,995	118,389	108,279
Interest expense
Deposits	60,023	67,158	56,363
FHLB advances and other debt	3,652	3,144	3,107
Subordinated debentures	1,297	1,443	1,169
	64,972	71,745	60,639
Net interest income	55,023	46,644	47,640
Provision for credit losses
Provision for credit losses-loans	7,508	6,087	1,858
Provision for credit losses-unfunded commitments	739	650	459
	8,247	6,737	2,317
Net interest income after provision for credit losses	46,776	39,907	45,323

Noninterest income
Service charges on deposit accounts	2,876	2,505	1,566
Net gains on sales of residential mortgage loans	716	435	119
Net (losses) gains on sales of commercial loans	(18)	246	66
Net loss on sale of equity security	(103)	—	—
Earnings on bank owned life insurance	933	850	625
Swap fee income	424	321	715
Other	1,099	818	940
	5,927	5,175	4,031
Noninterest expense
Salaries and employee benefits	15,720	14,172	14,513
Occupancy and equipment	1,760	1,821	1,694
Data processing	2,887	2,569	2,172
Franchise and other taxes	1,409	1,269	1,263
Professional fees	3,157	2,729	2,470
Director fees	686	574	658
Postage, printing and supplies	142	152	149
Advertising and marketing	418	134	336
Telephone	186	210	257
Loan expenses	915	1,400	619
Foreclosed assets, net	18	—	—
Depreciation	476	486	567
FDIC premiums	2,058	2,079	2,215
Regulatory assessment	216	258	242
Other insurance	194	198	209
Impairment of premises and equipment	—	56	60
Other	934	831	945
	31,176	28,938	28,369
Income before incomes taxes	21,527	16,144	20,985
Income tax expense	3,986	2,757	4,048
Net income	$17,541	$13,387	$16,937
Earnings allocated to participating securities (Series D preferred stock)	(540)	(361)	—
Net income attributable to common stockholders	$17,001	$13,026	$16,937

Earnings per common share:
Basic	$2.70	$2.08	$2.64
Diluted	$2.69	$2.06	$2.63

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	2025	2024	2023
Net income	$17,541	$13,387	$16,937
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available for sale, net of tax of $112, $130 and ($67):	432	487	(253)
Other comprehensive income (loss), net of tax	432	487	(253)
Comprehensive income	$17,973	$13,874	$16,684

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	Voting	Non-voting	Series D	Additional		Accumulated Other		Total
	Common	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2023	$56	$13	$—	$89,813	$61,056	$(2,037)	$(9,692)	$139,209
Net income	—	—	—	—	16,937	—	—	16,937
Other comprehensive loss	—	—	—	—	—	(253)	—	(253)
Issuance of 59,784 stock-based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	1,172	—	—	—	1,172
Stock options exercised	—	—	—	84	—	—	—	84
Acquisition of 4,875 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(95)	(95)
Acquisition of 1,555 treasury shares surrendered upon exercise of stock options for payment of exercise price	—	—	—	—	—	—	(27)	(27)
Purchase of 9,503 treasury shares	—	—	—	—	—	—	(177)	(177)
Dividends declared ($0.23 per share)	—	—	—	—	(1,476)	—	—	(1,476)
Balance at December 31, 2023	57	13	—	91,068	76,517	(2,290)	(9,991)	155,374
Net income	—	—	—	—	13,387	—	—	13,387
Other comprehensive income	—	—	—	—	—	487	—	487
Issuance of 75,618 stock-based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	1,155	—	—	—	1,155
Acquisition of 6,007 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(129)	(129)
Purchase of 11,095 treasury shares	—	—	—	—	—	—	(223)	(223)
Conversion of 200,000 shares of voting common stock to 2,000 shares of Series D Stock	(2)	—	—	2	—	—	—	—
Cash dividends declared on common stock ($0.25 per share)	—	—	—	—	(1,574)	—	—	(1,574)
Cash dividends declared on Series D preferred stock ($19.00 per share)	—	—	—	—	(40)	—	—	(40)
Balance at December 31, 2024	55	13	—	92,225	88,290	(1,803)	(10,343)	168,437
Net income	—	—	—	—	17,541	—	—	17,541
Other comprehensive income	—	—	—	—	—	432	—	432
Issuance of 84,625 stock-based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	1,394	—	—	—	1,394
Acquisition of 6,268 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(147)	(147)
Purchase of 54,644 treasury shares	—	—	—	—	—	—	(1,283)	(1,283)
Conversion of 1,184,000 shares of non-voting common stock to voting stock	12	(12)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	(1,888)	—	—	(1,888)
Cash dividends declared on Series D preferred stock ($30.00 per share)	—	—	—	—	(60)	—	—	(60)
Balance at December 31, 2025	$68	$1	$—	$93,618	$103,883	$(1,371)	$(11,773)	$184,426

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net income	$17,541	$13,387	$16,937
Adjustments to reconcile net income to net cash from operating activities:
Provision credit losses	8,247	6,737	2,317
Depreciation	476	486	567
Accretion, net	(2,063)	(1,376)	(1,024)
Deferred income tax (benefit) expense	(186)	(365)	456
Net loss on sale of equity security	103	—	—
Originations of loans held for sale	(49,749)	(47,597)	(10,800)
Proceeds from sale of loans held for sale	47,477	47,258	9,650
Net gains on sales of residential mortgage loans	(716)	(435)	(119)
Net losses (gains) on sales of commercial loans	18	(246)	(66)
Loss on disposal of premises and equipment	—	56	60
Loss on sale of other assets held for sale	—	—	13
Earnings on bank owned life insurance	(933)	(850)	(625)
Restricted stock expense, net of forfeitures	1,394	1,155	1,172
Net change in:
Accrued interest receivable and other assets	1,474	3,520	(2,676)
Operating lease right-of-use asset	661	753	687
Operating lease liability	(605)	(692)	(686)
Accrued interest payable and other liabilities	(4,451)	(7,602)	2,188
Net cash from operating activities	18,688	14,189	18,051
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,000	2,205	2,013
Purchases	(9,216)	(2,149)	—
Proceeds from the sale of equity security	4,897	—	—
Loan and lease originations and payments, net	(33,305)	(32,350)	(124,851)
Purchase of loans and leases	(9,935)	(6,229)	—
Proceeds from the sale of loans	20,441	5,653	1,835
Additions to premises and equipment	(487)	(266)	(661)
Redemption (purchase) of FRB and FHLB stock	564	(436)	(540)
Purchase of other investments	—	—	(1,200)
Other adjustments	477	578	(341)
Proceeds from the sale of foreclosed assets	524	—	—
Proceeds from the sale of assets held for sale	—	—	1,892
Net cash used by investing activities	(25,040)	(32,994)	(121,853)
Cash flows from financing activities:
Net change in deposits	24,894	11,738	216,135
Proceeds from FHLB advances and other debt	10,205	27,151	37,075
Repayments on FHLB advances and other debt	(1,954)	(44,500)	(36,575)
Net change in advances by borrowers for taxes and insurance	285	59	(1,334)
Cash dividends paid	(1,948)	(1,614)	(1,476)
Proceeds from exercise of stock options	—	—	84
Acquisition of treasury shares surrendered upon vesting of restricted stock and exercised options for payment of taxes and exercise proceeds	(147)	(129)	(122)
Purchase of treasury shares	(1,283)	(223)	(177)
Net cash from (used by) financing activities	30,052	(7,518)	213,610
Net change in cash and cash equivalents	23,700	(26,323)	109,808
Beginning cash and cash equivalents	235,272	261,595	151,787
Ending cash and cash equivalents	$258,972	$235,272	$261,595
Supplemental cash flow information:
Interest paid	$64,718	$72,166	$58,799
Income tax paid	2,685	664	3,975
Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$524	$—	$—
Investment payable on limited partnerships	6,370	6,000	889
Initial recognition of operating lease right-of-use asset	254	1,619	4,550
Initial recognition of operating lease liability	254	1,619	4,550

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements consist of CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Holding Company and CFBank are sometimes collectively referred to herein as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

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

Cash in Excess of FDIC Limits: At December 31, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $251.7 million. Approximately $244.1 million of that amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Cincinnati, which is not federally insured.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature in April, 2028 and are carried at cost. As of December 31, 2025 and December 31, 2024, there was $100 in interest-bearing deposits in other financial institutions.

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

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

for sale from the estimate of credit losses. Accrued interest receivable on securities available for sale was $39 and $9 at December 31, 2025 and December 31, 2024, respectively. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of December 31, 2025 or December 31, 2024, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

The accrual of interest income on all classes of loans, except other consumer loans, is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Other consumer loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan for all classes of loans. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and loans that are individually evaluated for impairment. Commercial, multi-family residential real estate loans and commercial real estate loans placed on nonaccrual status are individually evaluated for impairment.

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

Allowance for Credit Losses – Loans and Leases ("ACL - Loans"): The ACL - Loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans and leases are collectively referred to as “loans” for the purpose of discussing the allowance for credit losses. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL - Loans are reported in the income statement as a component of provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. The accrued interest receivable on loans at December 31, 2025 and December 31, 2024 was $8.3 million and $8.1 million, respectively.

The ACL - Loans represents the Company's best estimate of Current Expected Credit Losses ("CECL") on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the ACL - Loans is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

Single-family residential real estate loans: Single-family residential real estate loans include permanent conventional mortgage loans secured by single-family residences that we originate for portfolio and purchased loans located primarily within our primary market area. Credit approval for single-family residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment and an established credit record. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance may be required when the loan to value (LTV) exceeds 80%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at December 31, 2025 and December 31, 2024 was $853 and $1,331, respectively and is included in accrued interest receivable and other assets in the consolidated balance sheets. Income recognized, including incentive payments, was $173, $189, and $224, respectively, for 2025, 2024 and 2023 and is included in other noninterest income in the consolidated statements of income.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight‑line method with useful lives ranging from 3 years to 40 years. Furniture, fixtures and equipment are depreciated using the straight‑line method with useful lives ranging from 2 years to 25 years. Leasehold improvements are depreciated straight-line over the shorter of the useful life or the lease term.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off‑balance-sheet credit instruments, such as commitments to make loans and issue commercial letters of credit to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, and fees associated with origination are booked to non-interest income at the origination date.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

believe there were any such matters at December 31, 2025 that will have a material effect on the financial statements. See Note 21 – Contingent Liabilities.

Restrictions on Cash: Cash collateral held by our swap dealer counterparties totaled $2,120 at December 31, 2025.

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

Recent Accounting Pronouncements and Developments:

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Company adopted the standard effective January 1, 2024. The adoption of ASU No. 2023-02 did not have a material impact on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC Topic 280 in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this ASU effective for its fiscal year ended December 31, 2024 and interim periods beginning in 2025. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and was effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 effective for its fiscal year ended December 31, 2025, which had an immaterial impact on income tax disclosures in the Company’s Consolidated Financial Statements.

Future Accounting Matters:

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

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans." The pronouncement amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In November 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The pronouncement is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The pronouncement includes updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements. The amendments in ASU 2025-12 will be effective for the Company beginning January 1, 2029 and are not expected to have a significant impact on the Company's Consolidated Financial Statements.

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

All of the Company’s revenue from contracts with customers is recognized within Noninterest income. Descriptions of material revenue-generating activities which are presented in our Consolidated Statements of Income as components of Noninterest income are as follows:

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2025 and December 31, 2024 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Corporate debt	$9,985	$—	$1,585	$8,400
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	2	—	1,000
Collateralized mortgage obligations	8,248	—	152	8,096
Total	$19,231	$2	$1,737	$17,496

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Corporate debt	$9,983	$—	$2,283	$7,700
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	982	1	—	983
Total	$10,965	$1	$2,283	$8,683

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at December 31, 2025 or December 31, 2024.

There were no sales of securities during the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at December 31, 2025 and December 31, 2024 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$998	$1,000	$982	$983
Due from one to five years	—	—	—	—
Due from five to ten years	9,985	8,400	9,983	7,700
Collateralized mortgage obligations	8,248	8,096	—	—
Total	$19,231	$17,496	$10,965	$8,683

Fair Value of securities pledged as collateral was as follows:

	At December 31,
	2025	2024	2023
Pledged as collateral for:
FHLB advances	$—	$—	$497
Public deposits	750	737	492
Total	$750	$737	$989

At year-end 2025, 2024 and 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2025 and December 31, 2024 aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2025	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,400	$1,585	$8,400	$1,585
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	8,096	152	—	—	8,096	152
Total temporarily impaired	$8,096	$152	$8,400	$1,585	$16,496	$1,737

December 31, 2024	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$7,700	$2,283	$7,700	$2,283
Total temporarily impaired	$—	$—	$7,700	$2,283	$7,700	$2,283

The unrealized losses at December 31, 2025 were related to one Corporate debt security and one Collateralized mortgage obligation security. The unrealized loss at December 31, 2024 was related to one Corporate debt security. Because the declines in fair value were attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and would unlikely be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be impaired at December 31, 2025 and December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	December 31, 2025	December 31, 2024
Commercial (1)	$369,430	$418,804
Real estate:
Single-family residential	427,905	465,517
Multi-family residential	170,972	150,434
Commercial	533,923	460,064
Construction	208,936	202,166
Consumer:
Home equity lines of credit	41,983	39,520
Other	3,383	2,988
Subtotal	1,756,532	1,739,493
Less: ACL – Loans	(17,678)	(17,474)
Loans and Leases, net	$1,738,854	$1,722,019

(1)
Includes $2,710 and $7,680 of commercial leases at December 31, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses on Loans (ACL – Loans)

The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge-offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the years ended December 31, 2025, December 31, 2024 and December 31, 2023

	December 31, 2025
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2025	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474
Provision of credit losses	6,311	(268)	112	1,020	290	17	26	7,508
Recoveries on loans	134	36	—	—	—	2	—	172
Loans charged off	(7,449)	(27)	—	—	—	—	—	(7,476)
Balances, December 31, 2025	$6,001	$2,528	$1,494	$4,938	$2,031	$390	$296	$17,678

	December 31, 2024
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2024	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865
Provision of credit losses	6,353	(612)	151	(187)	34	31	317	6,087
Recoveries on loans	91	28	—	—	—	6	—	125
Loans charged off	(5,323)	—	—	—	—	—	(280)	(5,603)
Balances, December 31, 2024	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2023
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Allowance for credit losses
Balances, January 1, 2023	5,641	2,956	1,063	4,110	1,625	204	54	15,653
Provision of credit losses	933	375	168	(5)	82	126	179	1,858
Recoveries on loans	85	40	—	—	—	4	3	132
Loans charged off	(775)	—	—	—	—	—	(3)	(778)
Balances, December 31, 2023	$5,884	$3,371	$1,231	$4,105	$1,707	$334	$233	$16,865

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

	December 31, 2025
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$3,128	$3,128	$1,415
Real estate:
Single-family residential	79	—	79	—
Commercial:
Owner occupied	—	5,204	5,204	380
Total	$79	$8,332	$8,411	$1,795

	December 31, 2024
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$8,486	$8,486	$1,397
Real estate:
Single-family residential	86	—	86	—
Total	$86	$8,486	$8,572	$1,397

	December 31, 2023
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$449	$449	$44
Real estate:
Single-family residential	90	—	90	—
Total	$90	$449	$539	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2025:

	Non-Accrual Loans	Non-Accrual loans with no Allowance for Credit Losses
Commercial	$8,181	$1,074
Real estate:
Single-family residential	1,847	1,847
Commercial:
Owner occupied	5,204	4,510
Consumer:
Home equity lines of credit:	97	97
Total nonaccrual loans	$15,329	$7,528

Of the $15.3 million of nonaccrual loans at December 31, 2025, $5.1 million was guaranteed by the SBA.

The following table presents the recorded investment in non-accrual loans by class of loans at December 31, 2024:

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$12,876	$135
Real estate:
Single-family residential	1,649	1,649
Consumer:
Home equity lines of credit:	13	13
Total nonaccrual loans	$14,538	$1,797

Of the $14.5 million of nonaccrual loans at December 31, 2024, $1.1 million was guaranteed by the SBA. Nonaccrual loans totaled $5.7 million at January 1, 2024.

Nonaccrual loans include both single-family mortgage, consumer loans and commercial leases that are collectively evaluated for impairment and loans individually evaluated for impairment. There were no loans 90 days or more past due and still accruing interest at December 31, 2025. There were two loans, totaling $509, that were 90 days or more past due and still accruing at December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2025:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$320	$452	$3,511	$4,283	$365,147	$4,670
Real estate:
Single-family residential	892	719	1,847	3,458	424,447	—
Multi-family residential	—	—	—	—	170,972	—
Commercial:
Non-owner occupied	—	—	—	—	288,891	—
Owner occupied	—	—	5,204	5,204	199,212	—
Land	—	—	—	—	40,616	—
Construction	—	—	—	—	208,936	—
Consumer:
Home equity lines of credit	—		—	—	41,983	97
Other	—	—	—	—	3,383	—
Total	$1,212	$1,171	$10,562	$12,945	$1,743,587	$4,767

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2024:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$3,231	$202	$5,948	$9,381	$409,423	$7,256
Real estate:
Single-family residential	1,112	—	1,649	2,761	462,756	—
Multi-family residential	—	—	—	—	150,434	—
Commercial:
Non-owner occupied	—	—	—	—	229,831	—
Owner occupied	—	—	181	181	205,030	—
Land	—	—	—	—	25,022	—
Construction	—	—	—	—	202,166	—
Consumer:
Home equity lines of credit	—	109	—	109	39,411	13
Other	41	—	—	41	2,947	—
Total	$4,384	$311	$7,778	$12,473	$1,727,020	$7,269

Loan Modifications:

During the year ended December 31, 2025, the Company did not modify any loans to borrowers experiencing financial difficulty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of December 31, 2025. Consumer and Single-family residential loans are not risk graded For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$59,943	$25,874	$20,473	$41,457	$62,332	$29,045	$112,874	$3,122	$355,120
Special Mention	—	—	—	5,000	—	2,850	—	—	7,850
Substandard	—	1,328	139	69	4,129	360	50	—	6,075
Doubtful	—	—	—	385	—	—	—	—	385
Total Commercial	59,943	27,202	20,612	46,911	66,461	32,255	112,924	3,122	369,430
Gross charge-offs during the year ended December 31, 2025	—	—	—	7,165	284	—	—	—	7,449
Real estate loans:
Single-family residential
Payment performance
Performing	17,419	26,174	25,165	103,688	200,985	52,627	—	—	426,058
Nonperforming	—	—	193	401	690	563	—	—	1,847
Total Single-family residential loans	17,419	26,174	25,358	104,089	201,675	53,190	—	—	427,905
Gross charge-offs during the year ended December 31, 2025	—	—	27	—	—	—	—	—	27
Multi-family residential
Pass	19,972	27,195	30,168	18,151	46,905	19,915	—	—	162,306
Special Mention	—	—	—	—	—	8,666			8,666
Total Multi-family residential loans	19,972	27,195	30,168	18,151	46,905	28,581	—	—	170,972
Commercial:
Non-owner occupied
Pass	81,898	9,473	41,336	52,740	46,575	56,869	—	—	288,891
Total Non-owner occupied loans	81,898	9,473	41,336	52,740	46,575	56,869	—	—	288,891
Owner occupied
Pass	28,005	15,062	40,533	43,567	38,965	36,444	—	—	202,576
Substandard	—	—	—	1,840	—	—			1,840
Total Owner occupied loans	28,005	15,062	40,533	45,407	38,965	36,444	—	—	204,416
Land
Pass	18,042	17,507	617	—	4,450	—	—	—	40,616
Total Land loans	18,042	17,507	617	—	4,450	—	—	—	40,616
Construction
Performing	632	—	—	—					632
Pass	34,143	95,801	50,775	22,400	3,178	—	—	—	206,297
Special Mention	—	343	1,664	—	—	—	—	—	2,007
Total Construction loans	34,775	96,144	52,439	22,400	3,178	—	—	—	208,936
Total Real Estate loans	200,111	191,555	190,451	242,787	341,748	175,084	—	—	1,341,736
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	41,279	607	41,886
Nonperforming	—	—	—	—	—	—	87	10	97
Total Home equity lines of credit	—	—	—	—	—	—	41,366	617	41,983
Other
Payment performance
Performing	—	468	—	—	—	136	2,278	501	3,383
Nonperforming	—	—	—	—	—	—	—	—	—
Total Other consumer loans	—	468	—	—	—	136	2,278	501	3,383
Total loans	$260,054	$219,225	$211,063	$289,698	$408,209	$207,475	$156,568	$4,240	$1,756,532
Total gross charge-offs during the year ended December 31, 2025	$—	$—	$27	$7,165	$284	$—	$—	$—	$7,476

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

	Term Loans (amortized cost basis by origination year)
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$39,955	$26,619	$67,069	$82,579	$43,556	$8,224	$132,853	$—	$400,855
Special Mention	—	—	285	—	—	2,922	2,966	—	6,173
Substandard	—	—	7,085	4,256	—	—	50	—	11,391
Doubtful	—	—	385	—	—	—	—	—	385
Total Commercial	39,955	26,619	74,824	86,835	43,556	11,146	135,869	—	418,804
Gross charge-offs for the year ended December 31, 2024	—	—	1,755	3,568	—	—	—	—	5,323
Real estate loans:
Single-family residential
Payment performance
Performing	29,278	33,749	121,984	215,330	42,272	21,255	—	—	463,868
Nonperforming	—	547	371	168	—	563	—	—	1,649
Total Single-family residential loans	29,278	34,296	122,355	215,498	42,272	21,818	—	—	465,517
Multi-family residential
Pass	30,570	24,798	7,628	49,647	2,520	26,424	—	—	141,587
Special Mention					4,252	4,595			8,847
Total Multi-family residential loans	30,570	24,798	7,628	49,647	6,772	31,019	—	—	150,434
Commercial:
Non-owner occupied
Pass	10,169	49,053	33,204	67,360	14,019	52,679	—	—	226,484
Special Mention	—	—	—	—	—	2,842	—	—	2,842
Substandard	—	—	—	—	—	505	—	—	505
Total Non-owner occupied loans	10,169	49,053	33,204	67,360	14,019	56,026	—	—	229,831
Owner occupied
Pass	18,424	42,191	51,788	47,174	17,707	26,659	—	—	203,943
Special Mention	—	—	—	—	589	—	—	—	589
Substandard	—	—	—	—	—	679	—	—	679
Total Owner occupied loans	18,424	42,191	51,788	47,174	18,296	27,338	—	—	205,211
Land
Pass	16,853	3,190	—	4,979	—	—	—	—	25,022
Total Land loans	16,853	3,190	—	4,979	—	—	—	—	25,022
Construction
Performing	420	—	—	1,607	—	—	—	—	2,027
Pass	51,031	57,409	68,536	19,632	3,531	—	—	—	200,139
Total Construction loans	51,451	57,409	68,536	21,239	3,531	—	—	—	202,166
Total Real Estate loans	156,745	210,937	283,511	405,897	84,890	136,201	—	—	1,278,181
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	36,253	3,254	39,507
Nonperforming	—	—	—	—	—	—	—	13	13
Total Home equity lines of credit	—	—	—	—	—	—	36,253	3,267	39,520
Other
Payment performance
Performing	488	—	—	—	6	178	2,316	—	2,988
Nonperforming	—	—	—	—	—	—	—	—	—
Total Other consumer loans	488	—	—	—	6	178	2,316	—	2,988
Gross charge-offs for the year ended December 31, 2024	—	—	—	—	—	—	280	—	280
Total loans	$197,188	$237,556	$358,335	$492,732	$128,452	$147,525	$174,438	$3,267	$1,739,493
Total gross charge-offs during the year ended December 31, 2024	$—	$—	$1,755	$3,568	$—	$—	$280	$—	$5,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	December 31, 2025	December 31, 2024
Total minimum lease payments to be received	$2,780	$8,009
Less: unearned income	(71)	(336)
Plus: Indirect initial costs	1	7
Net investment in direct financing leases	$2,710	$7,680

The following summarizes the future minimum lease payments receivable in subsequent fiscal years:

2026	$2,324
2027	420
2028	36
$2,780

NOTE 5 – FORECLOSED ASSETS

The Company held no foreclosed assets at December 31, 2025 or at December 31, 2024. The Company acquired a single-family residential property during the first quarter of 2025 by obtaining a deed in lieu of foreclosure. The property, which was valued at $524, was sold during the third quarter of 2025.

There was no activity in the valuation allowance account or any write-downs during the years ended December 31, 2025 and 2024.

There was $18 in expenses related to foreclosed assets during the year ended December 31, 2025. There were no expenses related to foreclosed assets during the years ended December 31, 2024 and 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Individually evaluated loans: The fair value of individually evaluated loans with specific allocations of the ACL-Loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for collateral-dependent individually evaluated loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company approved by the Board of Directors annually. Once received, the loan officer or a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals are updated as needed based on facts and circumstances associated with the individual properties. Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management applies an additional discount to real estate appraised values, typically to reflect changes in market conditions since the date of the appraisal and to cover disposition costs (including selling expenses) based on the intended disposition method of the property. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Loans held for sale: Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at December 31, 2025 Using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$8,400
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,000
Collateralized mortgage obligations	8,096
Total securities available for sale	$17,496
Loans held for sale	$5,611
Derivative assets	$3,578
Financial Liabilities:
Derivative liabilities	$3,578

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at December 31, 2025 or December 31, 2024. There were no transfers of assets or liabilities measured at fair value between levels during 2025 or 2024.

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 are summarized below:

Fair Value Measurements at December 31, 2025 Using
Significant Unobservable Inputs (Level 3)

Individually evaluated loans:
Commercial	$595
Real Estate:
Commercial:
Owner occupied	313
Total individually evaluated loans	908

There were no assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024

There were no write-downs of individually evaluated collateral dependent loans during the years ended December 31, 2025 and 2024.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Individually evaluated loans:
Commercial	$595	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	8.00%
Real-estate
Commercial:
Owner occupied	$313	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	4.00%

Financial Instruments Recorded Using Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Loans originated as construction loans, that were subsequently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

transferred to held for sale, are carried at the lower of cost or market and are not included. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of December 31, 2025 or December 31, 2024.

As of December 31, 2025 and December 31, 2024, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	December 31, 2025	December 31, 2024
Aggregate fair value	$5,611	$2,623
Contractual balance	5,611	2,623
Gain	—	—

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2025, 2024 and 2023 for loans held for sale were:

	2025	2024	2023
Interest income	$155	$175	$30
Interest expense	—	—	—
Change in fair value	—	—	—
Total change in fair value	$155	$175	$30

The carrying amounts and estimated fair values of financial instruments at year-end 2025 were as follows:

	Fair Value Measurements at December 31, 2025 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$258,972	$258,972	$—	$—	$258,972
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	17,496	—	17,496	—	17,496
Loans held for sale	5,611	—	5,611	—	5,611
Loans and leases, net	1,738,854	—	—	1,725,771	1,725,771
FHLB and FRB stock	8,354	n/a	n/a	n/a	n/a
Accrued interest receivable	8,655	212	107	8,336	8,655
Derivative assets	3,578	—	3,578	—	3,578

Financial liabilities
Deposits	$(1,780,689)	$(1,084,276)	$(697,492)	$—	$(1,781,768)
FHLB advances and other debt	(100,964)	—	(106,248)	—	(106,248)
Advances by borrowers for taxes and insurance	(2,523)	—	—	(2,523)	(2,523)
Subordinated debentures	(15,039)	—	(17,550)	—	(17,550)
Accrued interest payable	(2,513)	—	(2,513)	—	(2,513)
Derivative liabilities	(3,578)	—	(3,578)	—	(3,578)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at year-end 2024 were as follows:

	Fair Value Measurements at December 31, 2024 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$235,272	$235,272	$—	$—	$235,272
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	8,683	—	8,683	—	8,683
Equity securities	5,000	—	5,000	—	5,000
Loans held for sale	2,623	—	2,623	—	2,623
Loans and leases, net	1,722,019	—	—	1,691,030	1,691,030
FHLB and FRB stock	8,918	n/a	n/a	n/a	n/a
Accrued interest receivable	8,395	182	151	8,062	8,395
Derivative assets	3,730	—	3,730	—	3,730

Financial liabilities
Deposits	$(1,755,795)	$(1,065,780)	$(689,282)	$—	$(1,755,062)
FHLB advances and other debt	(92,680)	—	(94,414)	—	(94,414)
Advances by borrowers for taxes and insurance	(2,238)	—	—	(2,238)	(2,238)
Subordinated debentures	(15,000)	—	(17,021)	—	(17,021)
Accrued interest payable	(2,259)	—	(2,259)	—	(2,259)
Derivative liabilities	(3,730)	—	(3,730)	—	(3,730)

The methods and assumptions used to estimate fair value which have not been previously described are described below.

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

Loans and Leases

Fair values of loans and leases, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Individually evaluated loans are valued at the lower of cost or fair value as described previously.

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

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

NOTE 7 – LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end were as follows:

	December 31, 2025	December 31, 2024
Total mortgage loans serviced	$8,532	$770

Custodial escrow balances maintained in connection with serviced loans were $386 and $42 at year-end 2025 and 2024, respectively.

The mortgage servicing rights on these loans were immaterial at December 31, 2025 and 2024.

NOTE 8 - PREMISES AND EQUIPMENT AND OPERATING LEASES

Year-end premises and equipment were as follows:

	December 31, 2025	December 31, 2024
Land and land improvements	$248	$248
Buildings	2,786	2,426
Furniture, fixtures and equipment	2,915	2,791
	5,949	5,465
Less: accumulated depreciation	(2,402)	(1,929)
	$3,547	$3,536

Depreciation expense for 2025, 2024 and 2023 totaled $476, $486, and $567, respectively.

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At December 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 8.2 years and the weighted-average discount rate was 7.43%. At December 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 8.8 years and the weighted-average discount rate was 7.47%.

The Company’s operating lease costs were $661, $753, and $687 for the years ended December 31, 2025, 2024 and 2023, respectively. The variable lease costs totaled $785, $816, and $681 for the years ended December 31, 2025, 2024 and 2023, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of December 31, 2025 are as follows:

2026	$919
2027	875
2028	894
2029	913
2030	932
Thereafter	3,122
Total future minimum rental commitments	7,655
Less - amounts representing interest	(1,777)
Total operating lease liabilities	$5,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 – DEPOSITS

Time deposits of $100 or more were $627,046 and $626,760 at year-end 2025 and 2024, respectively. Time deposits of $250 or more were $463,644 and $464,044 at year-end 2025 and 2024, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2026	$586,253
2027	80,915
2028	28,371
2029	—
2030	875
Thereafter	—
Total	$696,414

Brokered deposits at year-end 2025 and 2024 totaled $400,393 and $420,820, respectively.

NOTE 10 –FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted Average Rate at December 31, 2025	December 31, 2025	December 31, 2024
FHLB fixed rate advances
Maturities:
2026	1.45%	$16,000	$16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		58,000	58,000
Variable rate other debt:
Holding Company credit facility	6.00%	42,964	34,680
Total		$100,964	$92,680

Each FHLB advance is payable at its maturity date, with a prepayment penalty if repaid before maturity.

The FHLB advances were collateralized as follows:

	December 31, 2025	December 31, 2024
Single-family mortgage loans	$291,458	$294,000
Multi-family mortgage loans	72,737	54,950
Commercial real estate loans (1-4 family)	10,244	9,974
Home equity lines of credit	2,845	3,505
Cash	-	3,300
Total	$377,284	$365,729

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $242,674 from the FHLB at December 31, 2025 inclusive of the amount outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35,000 with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10,000 revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10,000 revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10,000 that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. As of December 31, 2025, the Company had an outstanding balance, net of unamortized debt issuance costs, of $42,964 on the credit facility. At December 31, 2024, the Company had an outstanding balance, net of unamortized debt issuance costs, of $34,680 on the credit facility.

Contractual maturities of the Holding Company credit facility as of December 31, 2025 are as follows:

2026	$1,750
2027	12,625
2028	2,625
2029	3,500
2030	3,500
Thereafter	19,250
Less - unamortized debt issuance costs	(286)
$42,964

At December 31, 2025, CFBank had additional availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at December 31, 2025 and December 31, 2024. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

There were no outstanding borrowings with the FRB at December 31, 2025 or at December 31, 2024.

Assets pledged as collateral with the FRB were as follows:

	2025	2024
Commercial loans	$26,362	$42,807
Commercial real estate loans	136,996	121,196
	$163,358	$164,003

Based on the collateral pledged, CFBank was eligible to borrow up to $122,360 from the FRB at year-end 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Prior to July 1, 2023, the subordinated debentures had a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. Effective July 1, 2023, the rate of interest on the subordinated debentures began to reset quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 6.80% at December 31, 2025 and 7.44% at December 31, 2024.

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

The subordinated notes initially bore interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2024, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.09% at December 31, 2025 and 8.73% at December 31, 2024. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At December 31, 2025, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,884.

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

The funding shortfall (surplus) of the Pentegra DB Plan at June 30, 2025 was $101 and at June 30, 2024 was $162. CFBank’s contributions for the plan years ending June 30, 2025, June 30, 2024, and June 30, 2023 totaled $63, $22, and $24, respectively. Contributions to the plan may vary from period to period due to the change in the plan's unfunded liability. The unfunded liability is primarily related to the change in plan assets and the change in plan liability from one year to the next. The change in plan assets is based on contributions deposited, benefits paid and the actual rate of return earned on plan assets. The change in plan liability is based on demographic changes and changes in the interest rates used to determine plan liability. In the event the actual rate of return earned on plan assets declines, the value of the plan assets will decline. In the event the interest rates used to determine plan liability decrease, plan liability will increase. The combined effect of each change determines the change in the unfunded liability and the change in the employer contributions.

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

Funded status (market value of plan assets divided by funding target) based on valuation reports as of July 1, 2025 and 2024 was 80.03% and 75.76%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 of the Pentegra DB Plan, totaled $63,406 and $151,773 for the plan years ended June 30, 2024 and June 30, 2023, respectively. CFBank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

401(k) Plan:

The Company sponsors a 401(k) plan that allows employee contributions up to the maximum amount allowable under federal tax regulations, which are currently matched in an amount equal to 50% of the first 8% of the compensation contributed. Total expense for matching contributions for 2025, 2024 and 2023 was $210, $170 and $92, respectively.

Salary Continuation Agreement:

In 2004, CFBank entered into a nonqualified salary continuation agreement with its former Chairman Emeritus. Benefits provided under the plan are unfunded, and payments are made by CFBank. Under the plan, CFBank pays him, or his beneficiary, a benefit of $25 annually for 20 years, beginning six months after his retirement date, which was February 28, 2008. The expense related to this plan totaled $3, $4, and $5 in 2025, 2024 and 2023, respectively. The accrual is included in accrued interest payable and other liabilities in the Consolidated Balance Sheets and totaled $51 at year-end 2025 and $74 at year-end 2024.

Life Insurance Benefits:

CFBank has entered into agreements with certain employees, former employees and directors to provide life insurance benefits which are funded through life insurance policies purchased and owned by CFBank. The expense related to these benefits totaled ($6), ($12) and ($12) in 2025, 2024 and 2023, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the Consolidated Balance Sheets and totaled $109 at year-end 2025 and $115 at year-end 2024.

Deferred Cash Incentive Agreements:

CFBank has entered into agreements with certain officers to provide deferred cash compensation as an incentive and reward for the success of CFBank. The expense related to these benefits totaled $339, $134, and $129 in 2025, 2024 and 2023, respectively. The accrual for CFBank’s obligation under these agreements is included in Accrued interest payable and other liabilities in the Consolidated Balance Sheets and totaled $955 at year-end 2025 and $617 at year-end 2024.

NOTE 13 – INCOME TAXES

The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025, which expanded income tax disclosures.

Pretax income from continuing operations for the year ended December 31, 2025 is as follows:

December 31, 2025

Domestic	$21,527
Foreign	—
Total	$21,527

Income tax expense from continuing operations for the years ended December 31, 2025, 2024, and 2023 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023

Current Expense
Federal	$4,112	$—	$—
State	60	—	—
Total current tax expense	4,172	3,122	3,592
Deferred expense (benefit)
Federal (1)	(186)	—	—
Total deferred tax expense (benefit)	(186)	(365)	456
Total income tax expense	$3,986	$2,757	$4,048

(1)
Includes tax benefit of operating loss carryforwards of $34, $34, and $34 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes for the years ended December 31, 2025, 2024 and 2023 due to the following:

	December 31, 2025		December 31, 2024		December 31, 2023
Federal Statutory Income Tax	$4,521	21.00%	$3,390	21%	$4,407	21%
Effect of:
State taxes, net of federal benefit (1)	47	0.22%	—		—
Tax credits, net of amortization			(398)		(194)
Low-income housing tax credits	(581)	(2.70%)	—		—
Historical rehabilitation tax credits (2)	325	1.51%	—		—
Nontaxable or nondeductible items
Stock compensation	(44)	(0.21%)	(17)		(7)
Bank owned life insurance income	(196)	(0.91%)	(179)		(131)
Other	(86)	(0.40%)	(39)		(27)
Total	$3,986	18.51%	$2,757	17%	$4,048	19%

(1) State taxes in Indiana made up the majority (greater than 50%) of the tax effect in this category.

(2) Including tax impact of tax basis reduction.

Income taxes paid, net of refunds for the year ended December 31, 2025 were as follows:

December 31, 2025

Federal	$2,625
State	60
Total	$2,685

Year-end deferred tax assets and liabilities for the years ended December 31, 2025 and 2024 were due to the following:

	2025	2024
Deferred income tax assets:
Allowance for credit losses	$4,311	$4,084
Compensation related items	812	620
Deferred loan fees	335	167
Nonaccrual interest	150	43
Net operating loss carry forward	237	261
Operating lease liabilities	1,255	1,329
Unrealized mark-to-market loss	367	479
Total deferred income tax assets	7,467	6,983
Deferred income tax liabilities:
FHLB stock dividend	227	226
Depreciation	436	547
Operating lease right-of-use assets	1,214	1,299
Limited partnership interests	1,232	663
Prepaid expenses	107	71
Total deferred income tax liabilities	3,216	2,806
Net deferred income tax asset	$4,251	$4,177

At December 31, 2025, the Company had a deferred tax asset recorded of $4,251. At December 31, 2024, the Company had a deferred tax asset recorded of $4,177. These balances are included in the accrued interest receivable and other assets on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Consolidated Balance Sheets. At December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2022.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2025 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2024, the Company had net operating loss carryforwards of $21,283, which expire at various dates from 2025 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it was more likely than not that $20,520 of net operating loss carryforwards would expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2025. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current and accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Beginning balance	$23,316	$23,388
New loans	7,712	4,532
Repayments	(3,389)	(4,604)
Ending balance	$27,639	$23,316

All loans to related parties were made by CFBank in the ordinary course of business under terms equivalent to those prevailing in the market for arm’s length transactions at the time of origination.

Deposits from principal officers, directors, and their affiliates totaled $3,865 and $3,594 at year-end 2025 and 2024, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $1,394, $1,155 and $1,172 for 2025, 2024 and 2023, respectively. The total income tax benefit was $293, $243 and $246 for 2025, 2024 and 2023, respectively.

The 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan” and, together with the 2019 Plan, the “Plans”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 125,889 shares remaining available for awards of stock option, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at December 31, 2025.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no stock options granted during the years ended December 31, 2025 and December 31, 2024. There were no stock options exercised during the year ended December 31, 2025 and December 31, 2024. There were no options canceled, forfeited or expired during the year ended December 31, 2025 and December 31, 2024. As of December 31, 2025, there were no outstanding stock options.

Restricted Stock Awards:

The 2019 Plans also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have a vesting period of three years. There were 84,625 shares of restricted stock granted in 2025 and 75,618 shares of restricted stock granted in 2024.

A summary of changes in the Company’s nonvested shares of restricted stock for the year follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	132,165	$19.70
Granted	84,625	22.21
Vested	(63,523)	20.01
Forfeited	(7,449)	20.94
Nonvested at December 31, 2025	145,818	$20.96

As of December 31, 2025, the unrecognized compensation cost related to nonvested shares granted under the Plans was $1,956 and the weighted average period over which this will be recognized is 1.9 years. As of December 31, 2024 the unrecognized compensation cost related to nonvested shares granted under the Plans was $1,625.

There were 63,523 shares of restricted stock that vested during the year ended December 31, 2025 and 60,126 shares of restricted stock that vested during the year ended December 31, 2024. There were 7,449 and 2,353 shares of restricted stock forfeited during the years ended December 31, 2025 and December 31, 2024, respectively.

NOTE 16 – REGULATORY CAPITAL MATTERS

CFBank is subject to regulatory capital requirements administered by federal banking agencies. Prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

As of December 31, 2025 and 2024, the most recent notification from CFBank's primary regulator categorized CFBank as well capitalized under the regulatory framework for prompt corrective action. The following tables present actual and required capital ratios as of December 31, 2025 and December 31, 2024 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital to risk weighted assets	$260,801	15.02%	$182,309	10.50%	$173,628	10.00%
Tier 1 (Core) Capital to risk weighted assets	240,413	13.85%	147,583	8.50%	138,902	8.00%
Common equity tier 1 capital to risk- weighted assets	240,413	13.85%	121,539	7.00%	112,858	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	240,413	11.40%	84,391	4.00%	105,489	5.00%

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital to risk weighted assets	$230,120	13.60%	$177,636	10.50%	$169,177	10.00%
Tier 1 (Core) Capital to risk weighted assets	210,675	12.45%	143,801	8.50%	135,342	8.00%
Common equity tier 1 capital to risk-weighted assets	210,675	12.45%	118,424	7.00%	109,965	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	210,675	10.33%	81,614	4.00%	102,018	5.00%

CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established with an initial balance of $14,300, which was the net worth reported in the conversion prospectus. The liquidation account represents a calculated amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position and does not use derivatives for trading purposes. Hedge accounting is not applied. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $102,052, $92,818 and $81,858 at December 31, 2025, 2024 and 2023, respectively.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At December 31, 2025, CFBank had $2,127 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank may be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of December 31, 2025, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Summary information about the derivative instruments is as follows:

	2025	2024	2023
Notional amount	$102,052	$92,818	$81,858
Weighted average pay rate on interest-rate swaps	5.68%	5.45%	5.36%
Weighted average receive rate on interest-rate swaps	6.24%	6.93%	7.81%
Weighted average maturity (years)	9.0	8.6	8.2
Fair value of derivative asset	$3,578	$3,730	$4,710
Fair value of derivative liability	$(3,578)	$(3,730)	$(4,710)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $2,422 and $3,566 of interest rate lock commitments related to residential mortgage loans at December 31, 2025 and 2024, respectively. The fair value of these interest lock commitments was immaterial at December 31, 2025 and 2024.

The following table represents the notional amount of loans sold during the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Notional amount of loans sold	$49,749	$47,597	$10,799

The following table represents the revenue recognized on mortgage activities for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Gain (loss) on loans sold	$716	$435	$119
Gain (loss) from change in fair value of loans held-for-sale	—	—	—
Gain (loss) from change in fair value of derivatives	—	—	—
	$716	$435	$119

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$45,603	$182,018	$11,593	$202,590
Unused lines of credit	$6,173	$164,343	$13,718	$190,972
Standby letters of credit	$1,689	$—	$2,795	$—

Commitments to make loans are generally made for periods of 60 days or less, except for construction loan commitments, which are typically for a period of one to three years, and loans under a specific drawdown schedule, which are based on the individual contracts. The fixed-rate loan commitments had interest rates ranging from 4.50% to 9.75% and maturities ranging from three months to 30 years at December 31, 2025. The fixed-rate loan commitments had interest rates ranging from 3.0% to 10.00% and maturities ranging from one month to 30 years at December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company maintains an allowance for credit losses on off-balance-sheet commitments using the CECL methodology. This reserve level remains appropriate and is reported in other liabilities in the Consolidated Balance Sheets. The related allowance for credit losses on unfunded commitments was $2,710 and $1,971 at December 31, 2025 and December 31, 2024, respectively.

	December 31,
	2025	2024
Balance at beginning of the period	$1,971	$1,321
Provision for credit losses-unfunded commitments	739	650
Ending Balance	$2,710	$1,971

NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CF Bankshares Inc. follows:

	2025	2024
Assets
Cash and cash equivalents	$522	$1,028
Equity securities	-	5,000
Investment in banking subsidiary	239,269	209,137
Investment in and advances to other subsidiary	276	267
Other assets	2,864	3,058
Total assets	$242,931	$218,490

Liabilities and Equity
Subordinated debentures	$15,039	$15,000
Other borrowings	42,964	34,680
Accrued expenses and other liabilities	502	373
Stockholders' equity	184,426	168,437
Total liabilities and stockholders' equity	$242,931	$218,490

	2025	2024	2023
Dividend income	$2,500	$3,250	$6,000
Interest income	—	—	1
Other income	237	706	724
Interest expense	3,452	2,842	2,492
Other expense	941	931	887
(Loss) income before income tax and before undistributed subsidiary income	(1,656)	183	3,346
Tax effect	882	685	599
(Loss) income after income tax and before undistributed subsidiary income	(774)	868	3,945
Equity in undistributed subsidiary income	18,315	12,519	12,992
Net income	$17,541	$13,387	$16,937
Comprehensive income	$17,973	$13,874	$16,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2025	2024	2023
Cash flows from operating activities
Net Income	$17,541	$13,387	$16,937
Adjustments:
Effect of subsidiaries' operations	(18,315)	(12,519)	(12,992)
Amortization, net	39	39	39
Net loss on sale of equity security	103	—	—
Change in other assets and other liabilities	323	373	(284)
Net cash (used by) from operating activities	(309)	1,280	3,700
Cash flows from investing activities
Investments in banking subsidiary	(10,000)	—	(6,000)
Sale of equity securities	4,897	—	—
Net cash used by investing activities	(5,103)	—	(6,000)
Cash flows from financing activities
Proceeds from other borrowings	10,034	1,184	10,034
Repayments of other borrowings	(1,750)	—	(6,000)
Proceeds from exercise of stock options	—	—	84
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise proceeds	(147)	(129)	(122)
Purchase of treasury shares	(1,283)	(223)	(177)
Cash dividends paid	(1,948)	(1,614)	(1,476)
Net cash from (used by) financing activities	4,906	(782)	2,343
Net change in cash and cash equivalents	(506)	498	43
Beginning cash and cash equivalents	1,028	530	487
Ending cash and cash equivalents	$522	$1,028	$530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 20 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Basic
Net income	$17,541	$13,387	$16,937
Earnings allocated to participating securities	(540)	(361)	—
Net income allocated to common shareholders	$17,001	$13,026	$16,937

Weighted average common shares outstanding including unvested share-based payment awards	6,437,678	6,393,124	6,547,283
Less: Unvested share-based payment awards-2019 Plan	(147,606)	(118,553)	(126,195)
Average shares	6,290,072	6,274,571	6,421,088
Basic earnings per common share	$2.70	$2.08	$2.64

Diluted
Net income allocated to common shareholders	$17,001	$13,026	$16,937

Weighted average common shares outstanding for basic earnings per common share	6,290,072	6,274,571	6,421,088
Add: Dilutive effects of assumed exercises of stock options	—	—	3,353
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	41,727	34,421	23,006
Average shares and dilutive potential common shares	6,331,799	6,308,992	6,447,447
Diluted earnings per common share	$2.69	$2.06	$2.63

There were no anti-dilutive securities during the years ended December 31, 2025, 2024 and 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the years ended December 31, 2025, 2024 and 2023 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component

For the Year Ended December 31, 2025, 2024 and 2023(1)

	Unrealized Gains and Losses on Available-for-Sale Securities
	2025	2024	2023
Accumulated other comprehensive loss, beginning of period	$(1,803)	$(2,290)	$(2,037)
Other comprehensive gain (loss) before reclassifications	432	487	(253)
Less amount reclassified from accumulated other comprehensive loss (2)	—	—	—
Net current-period other comprehensive income (loss)	432	487	(253)
Accumulated other comprehensive loss, end of period	$(1,371)	$(1,803)	$(2,290)

(1)
All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)
There were no amounts reclassified out of other comprehensive income for the years ended December 31, 2025, 2024 and 2023.

NOTE 23 - PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. At December 31, 2025 and 2024, 2,000 shares of Series D Preferred Stock were outstanding.

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

The following table summarizes the Company’s tax credit investments as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$24,570	$12,540	$20,139	$10,767
Historic Tax Credit (HTC)	1,835	1,943	1,953	1,573
Total	$26,405	$14,483	$22,092	$12,340

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
Amortization expense	2025	2024
LIHTC	$1,569	$1,439
HTC	488	72
Total	$2,057	$1,511

Tax credits recognized
LIHTC	$1,821	$1,447
HTC	627	88
Total	$2,448	$1,535

NOTE 25 - SUBSEQUENT EVENT

On January 5, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share on its Common Stock and a corresponding cash dividend of $9.00 per share on its Series D Preferred Stock. The dividend was paid on January 26, 2026 to shareholders of record as of the close of business on January 15, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. As of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2025 were effective.

Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is included on page 54 of this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
None
(b)
On December 1, 2025, Timothy T. O’Dell, Chief Executive Officer, President and a director of the Holding Company and Chief Executive Officer and a director of CFBank, terminated his trading plan which was adopted on September 4, 2025. No shares of common stock of the Company were sold under this trading plan prior to its termination. Information regarding the terminated plan is provided in the table below.

Name & Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of (Voting) Common Stock to Purchased or Sold Pursuant to Trading Arrangement	Duration (1)	Date Terminated
Timothy T. O’Dell Director, CEO and President of the Holding Company and Director and CEO of CFBank	September 4, 2025	Rule 10b5-1 Trading Arrangement	Sale of up to 40,000 shares	April 30, 2026	December 1, 2025

(1) Trading arrangement permitted transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors will be included in the section captioned “PROPOSAL 1 – ELECTION OF DIRECTORS” of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) pursuant to SEC Regulation 14A (the “2025 Proxy Statement”), which section is incorporated herein by reference.

Executive Officers of the Registrant. Information required by Item 401 of Regulation S-K with respect to our executive officers will be included in the section captioned “EXECUTIVE OFFICERS” in our 2026 Proxy Statement, which section is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K will be included in the section captioned “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS” in our 2026 Proxy Statement, which section is incorporated herein by reference.

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

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the section captioned “CORPORATE GOVERNANCE – Board Meetings and Committees” in our 2026 Proxy Statement, which section is incorporated herein by reference. The procedures by which stockholders of the Company may recommend nominees to the Company’s Board of Directors have not materially changed from those described in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders held on June 4, 2025.

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

Item 11. Executive Compensation.

Information required by Item 402 of Regulation S-K will be included in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS” and “2025 COMPENSATION OF DIRECTORS” and "PAY VERSUS PERFORMANCE" in our 2026 Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K will be included in the section captioned “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK” in our 2026 Proxy Statement, which section is incorporated herein by reference.

Related Stockholder Matters – Equity Compensation Plan Information. The following table shows the number of shares of our common stock subject to outstanding stock option awards and remaining available for awards under the Company’s 2019 Equity Incentive Plan, as amended, at December 31, 2025.

	Equity Compensation Plan Information
Plan Category	(a) Number of Common Shares to be issued upon exercise of all outstanding options, warrants and rights (a)	(b) Weighted- average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	—	$—	125,889
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	125,889

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included in the sections captioned “CORPORATE GOVERNANCE – Certain Relationships and Related Party Transactions” and “CORPORATE GOVERNANCE – Director Independence” in our 2026 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Plante & Moran, PLLC, Cleveland, Ohio (PCAOB Auditor Firm ID 166).

Information required by this Item 14 will be included in the section captioned “AUDIT COMMITTEE MATTERS” in our 2026 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

The following report of the independent registered public accounting firm and consolidated statements of CF Bankshares Inc. and subsidiaries are included under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K:

(a)(2) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits:

The documents listed in the Exhibit Index that immediately precedes the signature page of this Form 10-K, are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such in the Exhibit Index.

(b) Exhibits:

The documents listed in the Exhibit Index that immediately precedes the signature page of this Form 10-K are filed/furnished with this Form 10-K as exhibits or incorporated into this Form 10-K by reference as noted.

(b) Financial Statement Schedules:

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

3.12

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated February 5, 2024, filed with the Commission on February 6, 2024 (File No. 0-25045))

3.13

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.3

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K dated December 20, 2018, filed with the Commission on December 21, 2018 (File No. 0-25045))

4.4

Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-K for the fiscal year ended December 31, 2024, filed with the Commission on March 29, 2024 (File No. 0-25045)

4.5	Agreement to furnish instruments defining rights of holders of long-term debt

10.1*	Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement filed with the Commission on April 26, 2019)

10.2*

First Amendment to the CF Bankshares Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Commission on March 14, 2025 (File No. 0-25045))

10.3*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.4*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.5*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 26, 2019, filed with the Commission on April 26, 2019 (File No. 0-25045))

10.6*

First Amendment to Employment Agreement, dated as of June 6, 2024, by and among CF Bancshares Inc., CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 6, 2024, filed with the Commission on June 6, 2024 (File No. 0-25045))

10.7*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 16, 2016, filed with the Commission on August 16, 2016 (File No. 0-25045))

10.8*

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.9*

First Amendment to Employment Agreement, dated as of June 6, 2024, by and among CF Bancshares Inc., CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated June 6, 2024, filed with the Commission on June 6, 2024 (File No. 0-25045))

10.10*

Employment Agreement, dated January 25, 2023, by and among Central Federal Corporation, CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 25, 2023, filed with the Commission on January 27, 2023 (File No. 0-25045))

10.11*

Deferred Cash Incentive Agreement, dated as of December 29, 2022, by and between CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 31, 2023 (File No. 0-25045))

10.12*

Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Bradley Ringwald (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 31, 2023 (File No. 0-25045))

10.13*

Deferred Cash Incentive Agreement, dated as of August 23, 2021, by and between CFBank and Kevin Beerman (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Commission on March 31, 2023 (File No. 0-25045))

21.1	Subsidiaries of the Registrant

19	Insider Trading Policy

23.1	Consent of Plante & Moran

23.2	Consent of Forvis Mazars

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Principal Financial Officer

97

Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Commission on March 29, 2025 (File No. 0-25045))

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
Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 12, 2026
Timothy T. O’Dell

/s/ Kevin J. Beerman	Executive Vice President and Chief Financial Officer	March 12, 2026
Kevin J. Beerman

/s/ Robert E. Hoeweler	Chairman	March 12, 2026
Robert E. Hoeweler

/s/ Thomas P. Ash	Director	March 12, 2026
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 12, 2026
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 12, 2026
Edward W. Cochran

/s/ David L. Royer	Director	March 12, 2026
David L. Royer