Form 10-Q
period 2026-03-31
CF BANKSHARES INC.
filed 2026-05-11
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 6,421,414 shares of the registrant’s (Voting) Common Stock outstanding and 76,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents	$267,759	$258,972
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	17,395	17,496
Loans held for sale, at fair value	3,634	5,611
Loans and leases, net of allowance for credit losses of $18,641 and $17,678, respectively	1,761,262	1,738,854
FHLB and FRB stock	8,364	8,354
Premises and equipment, net	3,533	3,547
Operating lease right-of-use assets	5,859	5,680
Bank owned life insurance	28,294	28,049
Accrued interest receivable and other assets	49,576	50,658
Total assets	$2,145,776	$2,117,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$240,645	$285,523
Interest bearing	1,568,797	1,495,166
Total deposits	1,809,442	1,780,689
FHLB advances and other debt	100,973	100,964
Advances by borrowers for taxes and insurance	1,292	2,523
Operating lease liabilities	6,071	5,878
Accrued interest payable and other liabilities	23,995	27,802
Subordinated debentures	15,048	15,039
Total liabilities	1,956,821	1,932,895
Commitments and contingent liabilities	—	—
Stockholders' equity
Common stock, $0.01 par value; shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 6,887,577 at March 31, 2026 and 6,800,762 at December 31, 2025	69	68
Non-voting common stock, $0.01 par value; shares issued: 76,700 at March 31, 2026 and December 31, 2025	1	1
Series D preferred stock, $0.01 par value; 5,000 shares authorized; 2,000 shares issued at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	93,983	93,618
Retained earnings	108,324	103,883
Accumulated other comprehensive loss	(1,489)	(1,371)
Treasury stock, at cost; 464,660 shares of voting common stock at March 31, 2026 and 459,113 shares of voting common stock at December 31, 2025	(11,933)	(11,773)
Total stockholders' equity	188,955	184,426
Total liabilities and stockholders' equity	$2,145,776	$2,117,321

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Interest and dividend income
Loans and leases, including fees	$25,809	$26,815
Securities	187	139
FHLB and FRB stock dividends	142	174
Federal funds sold and other	1,992	2,072
	28,130	29,200
Interest expense
Deposits	13,484	15,253
FHLB advances and other debt	1,026	714
Subordinated debentures	300	324
	14,810	16,291
Net interest income	13,320	12,909
Provision for credit losses
Provision for credit losses-loans	979	352
Provision for (recovery of) credit losses-unfunded commitments	(375)	230
	604	582
Net interest income after provision for credit losses	12,716	12,327
Noninterest income
Service charges on deposit accounts	839	667
Net gains on sales of residential mortgage loans	145	114
Net loss on sales of commercial loans	—	(18)
Net loss on sale of equity security	—	(103)
Swap fee income	30	—
Earnings on bank owned life insurance	245	225
Other	228	321
	1,487	1,206
Noninterest expense
Salaries and employee benefits	4,328	4,183
Occupancy and equipment	427	434
Data processing	769	674
Franchise and other taxes	386	303
Professional fees	819	787
Director fees	167	177
Postage, printing and supplies	48	49
Advertising and marketing	336	44
Telephone	45	55
Loan expenses	198	325
Foreclosed assets, net	4	1
Depreciation	123	118
FDIC premiums	385	546
Regulatory assessment	45	65
Other insurance	50	46
Other	181	147
	8,311	7,954
Income before incomes taxes	5,892	5,579
Income tax expense	868	1,149
Net income	$5,024	$4,430
Earnings allocated to participating securities (Series D preferred stock)	(155)	(136)
Net income attributable to common stockholders	$4,869	$4,294

Earnings per common share:
Basic	$0.77	$0.68
Diluted	$0.77	$0.68

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net income	$5,024	$4,430
Other comprehensive income:
Unrealized holding (losses) gains arising during the period related to securities available for sale, net of tax of $32 and $20	(118)	78
Other comprehensive income, net of tax	(118)	78
Comprehensive income	$4,906	$4,508

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended March 31, 2026	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2026	$68	$1	$—	$93,618	$103,883	$(1,371)	$(11,773)	$184,426
Net income	—	—	—	—	5,024	—	—	5,024
Other comprehensive loss	—	—	—	—	—	(118)	—	(118)
Issuance of 90,200 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	366	—	—	—	366
Acquisition of 5,547 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(160)	(160)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	(565)	—	—	(565)
Cash dividends declared on Series D preferred Stock ($9.00 per share)	—	—	—	—	(18)	—	—	(18)
Balance at March 31, 2026	$69	$1	$—	$93,983	$108,324	$(1,489)	$(11,933)	$188,955

Three months ended March 31, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2025	$55	$13	$—	$92,225	$88,290	$(1,803)	$(10,343)	$168,437
Net income	—	—	—	—	4,430	—	—	4,430
Other comprehensive income	—	—	—	—	—	78	—	78
Issuance of 79,425 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	303	—	—	—	303
Acquisition of 4,581 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(113)	(113)
Cash dividends declared on common stock ($0.07 per share)	—	—	—	—	(439)	—	—	(439)
Cash dividends declared on Series D preferred stock ($7.00 per share)	—	—	—	—	(14)	—	—	(14)
Balance at March 31, 2025	$56	$13	$—	$92,527	$92,267	$(1,725)	$(10,456)	$172,682

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net Income	$5,024	$4,430
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	604	582
Depreciation	123	118
Accretion, net	(588)	(384)
Deferred income tax benefit	(246)	(97)
Net loss on sale of equity security	—	103
Originations of loans held for sale	(13,481)	(9,173)
Proceeds from sale of loans held for sale	15,430	8,405
Net gains on sales of residential mortgage loans	(145)	(114)
Net losses on sales of commercial loans	—	18
Earnings on bank owned life insurance	(245)	(225)
Stock-based compensation expense	366	303
Net change in:
Operating lease right-of-use asset	176	162
Accrued interest receivable and other assets	1,304	185
Operating lease liability	(162)	(146)
Accrued interest payable and other liabilities	(3,431)	(1,961)
Net cash from operating activities	4,729	2,206
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	34	—
Proceeds from the sale of equity security	—	4,897
Loan and lease originations and payments, net	(21,688)	(49,284)
Purchase of loans and leases	(1,003)	—
Proceeds from the sale of loans	—	20,441
Additions to premises and equipment	(109)	(54)
Redemption (purchase) of FHLB and FRB stock	(10)	896
Other adjustments	55	176
Net cash used by investing activities	(22,721)	(22,928)
Cash flows from financing activities:
Net change in deposits	28,753	27,894
Proceeds from FHLB advances and other debt	50	30
Repayments on FHLB advances and other debt	(50)	(30)
Net change in advances by borrowers for taxes and insurance	(1,231)	(892)
Cash dividends paid	(583)	(453)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(160)	(113)
Net cash from financing activities	26,779	26,436
Net change in cash and cash equivalents	8,787	5,714
Beginning cash and cash equivalents	258,972	235,272
Ending cash and cash equivalents	$267,759	$240,986

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid	$14,483	$16,084
Income tax paid	—	—

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$—	$524
Loans transferred from held for sale to portfolio	173	—
Initial recognition of operating right-of-use lease asset	355	—
Initial recognition of operating lease liability	355	—

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements consist of CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Effective as of August 26, 2025, the Holding Company decertified its financial holding company status with the Federal Reserve. The Holding Company and CFBank are sometimes collectively referred to herein as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2026 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2025 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as the “2025 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

The accrual of interest income on all classes of loans, except other consumer loans, is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Other consumer loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan for all classes of loans. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual status include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of March 31, 2026 and December 31, 2025, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, an adjustment is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets at March 31, 2026 and December 31, 2025.

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

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at March 31, 2026 and December 31, 2025 was $798 and $853, respectively, and is included in accrued interest receivable and other assets on the Consolidated Balance Sheets. Income recognized, including incentive payments, was $15 for the three months ended March 31, 2026 and $54 for the three months ended March 31, 2025 and is included in Other noninterest income in the Consolidated Statements of Income.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in Accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at March 31, 2026 and December 31, 2025.

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive securities for the three months ended March 31, 2026. There were 11,504 shares of anti-dilutive securities for the three months ended March 31, 2025. The factors used in the earnings per share computation follow:

	Three months ended
	March 31,
	2026	2025
	(unaudited)
Basic
Net income	$5,024	$4,430
Earnings allocated to participating securities	(155)	(136)
Net income allocated to common shareholders	$4,869	$4,294

Weighted average common shares outstanding including unvested share-based payment awards	6,453,084	6,406,483
Less: Unvested share-based payment awards- 2019 Incentive Plan	(166,787)	(120,834)
Average shares	6,286,297	6,285,649
Basic earnings per common share	$0.77	$0.68

Diluted
Net income allocated to common shareholders	$4,869	$4,294

Weighted average common shares outstanding for basic earnings per common share	6,286,297	6,285,649
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	21,774	—
Average shares and dilutive potential common shares	6,308,071	6,285,649
Diluted earnings per common share	$0.77	$0.68

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at March 31, 2026 and December 31, 2025, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026 (unaudited)
Corporate debt	$9,986	$—	$1,686	$8,300
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,000	—	—	1,000
Collateralized mortgage obligations	8,294	—	199	8,095
Total	$19,280	$—	$1,885	$17,395

(1) Unrealized gain is less than $1 resulting in rounding to zero.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Corporate debt	$9,985	$—	$1,585	$8,400
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	2	—	1,000
Collateralized mortgage obligations	8,248	—	152	8,096
Total	$19,231	$2	$1,737	$17,496

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at March 31, 2026 or March 31, 2025.

There were no sales of securities during the three months ended March 31, 2026 and 2025.

The amortized cost and fair value of debt securities at March 31, 2026 and December 31, 2025 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026		December 31, 2025
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000	$998	$1,000
Due from five to ten years	9,986	8,300	9,985	8,400
Collateralized mortgage obligations	8,294	8,095	8,248	8,096
Total	$19,280	$17,395	$19,231	$17,496

Fair value of securities pledged as collateral was as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Pledged as collateral for:
Public deposits	750	750
Total	$750	$750

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2026 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,300	$1,686	$8,300	$1,686
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	8,095	199	—	—	8,095	199
Total temporarily impaired	$8,095	$199	$8,300	$1,686	$16,395	$1,885

December 31, 2025	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,400	$1,585	$8,400	$1,585
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	8,096	152	—	—	8,096	152
Total temporarily impaired	$8,096	$152	$8,400	$1,585	$16,496	$1,737

At March 31, 2026 and December 31, 2025, 94.3% of the Company’s available for sale securities were reported at less than historical cost.

The unrealized losses at March 31, 2026 and December 31, 2025 were related to one Corporate debt security and one Collateralized mortgage obligation security. Because the decline in fair values were attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not record an allowance for credit losses with respect to these securities at March 31, 2026 and December 31, 2025.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2026	December 31, 2025
	(unaudited)
Commercial (1)	$378,164	$369,430
Real estate:
Single-family residential	417,385	427,905
Multi-family residential	161,088	170,972
Commercial	560,871	533,923
Construction	217,192	208,936
Consumer:
Home equity lines of credit	41,452	41,983
Other	3,751	3,383
Subtotal	1,779,903	1,756,532
Less: ACL – Loans	(18,641)	(17,678)
Loans and leases, net	$1,761,262	$1,738,854

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

(1)
Includes $1,778 and $2,710 of commercial leases at March 31, 2026 and December 31, 2025, respectively.

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

In calculating the ACL - Loans, the loan portfolio is pooled into loan segments with similar risk characteristics. Common characteristics include the type or purpose of the loan, underlying collateral and historical/expected credit loss patterns. In developing the loan segments, the Company analyzes the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors.

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

The Company sub-segments certain commercial loan portfolios by risk level where appropriate. The Company utilizes a one-year reasonable and supportable economic forecast period.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following tables present the activity in the ACL - Loans by portfolio segment for the three months ended March 31, 2026 and 2025 (unaudited).

	Three Months Ended March 31, 2026 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, January 1, 2026	$6,001	$2,528	$1,494	$4,938	$2,031	$390	$296	$17,678
Provision (reversal) for credit losses	161	(96)	50	190	651	(12)	35	979
Recoveries on loans	51	10	—	—	—	—	—	61
Loans charged off	(77)	—	—	—	—	—	—	(77)
Balances, March 31, 2026	$6,136	$2,442	$1,544	$5,128	$2,682	$378	$331	$18,641

	Three Months Ended March 31, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, January 1, 2025	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474
Provision (reversal) for credit losses	831	(276)	(171)	(44)	11	19	(18)	352
Recoveries on loans	61	9	—	—	—	1	—	71
Loans charged off	(67)	(27)	—	—	—	—	—	(94)
Balances, March 31, 2025	$7,830	$2,493	$1,211	$3,874	$1,752	$391	$252	$17,803

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

	March 31, 2026 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$8,127	$8,127	$1,746
Real estate:
Single-family residential	77	—	77	—
Commercial:
Owner occupied	—	5,162	5,162	399
Total	$77	$13,289	$13,366	$2,145

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2025
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$3,128	$3,128	$1,415
Real estate:
Single-family residential	79	—	79	—
Commercial:
Owner occupied	—	5,204	5,204	380
Total	$79	$8,332	$8,411	$1,795

The following table presents the recorded investment in nonaccrual loans by class of loans at March 31, 2026 (unaudited):

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$13,053	$1,074
Real estate:
Single-family residential	2,002	2,002
Commercial:
Owner occupied	5,163	4,469
Consumer:
Home equity lines of credit	95	95
Total nonaccrual loans	$20,313	$7,640

Of the $20,313 of nonaccrual loans at March 31, 2026, $5,054 was guaranteed by the Small Business Administration (SBA).

The following table presents the recorded investment in nonaccrual loans by class of loans at December 31, 2025.

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$8,181	$1,074
Real estate:
Single-family residential	1,847	1,847
Commercial:
Owner occupied	5,204	4,510
Consumer:
Home equity lines of credit	97	97
Total nonaccrual loans	$15,329	$7,528

Of the $15,329 of nonaccrual loans at December 31, 2025, $5,085 was guaranteed by the SBA.

Nonaccrual loans at January 1, 2025 were $14,538.

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually evaluated loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2026 or December 31, 2025.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2026 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$5,000	$—	$4,200	$9,200	$368,964	$8,853
Real estate:
Single-family residential	1,160	—	2,002	3,162	414,223	—
Multi-family residential	—	—	—	—	161,088	—
Commercial:
Non-owner occupied	—	—	—	—	310,119	—
Owner occupied	—	—	5,163	5,163	206,785	—
Land	—	—	—	—	38,804	—
Construction	—	—	—	—	217,192	—
Consumer:
Home equity lines of credit	—	—	—	—	41,452	95
Other	—	—	—	—	3,751	—
Total	$6,160	$-	$11,365	$17,525	$1,762,378	$8,948

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2025:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$320	$452	$3,511	$4,283	$365,147	$4,670
Real estate:
Single-family residential	892	719	1,847	3,458	424,447	—
Multi-family residential	—	—	—	—	170,972	—
Commercial:
Non-owner occupied	—	—	—	—	288,891	—
Owner occupied	—	—	5,204	5,204	199,212	—
Land	—	—	—	—	40,616	—
Construction	—	—	—	—	208,936	—
Consumer:
Home equity lines of credit	—	—	—	—	41,983	97
Other	—	—	—	—	3,383	—
Total	$1,212	$1,171	$10,562	$12,945	$1,743,587	$4,767

Loan Modifications:

During the three months ended March 31, 2026, and March 31, 2025, the Company did not modify any loans to borrowers experiencing financial difficulties.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of March 31, 2026. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$19,206	$55,968	$25,631	$19,623	$39,146	$82,073	$96,927	$3,206	$341,780
Special Mention	—	—	—	—	29	2,695	22,328	—	25,052
Substandard	—	—	1,328	139	5,069	4,361	50	—	10,947
Doubtful	—	—	—	—	385	—	—	—	385
Total Commercial	19,206	55,968	26,959	19,762	44,629	89,129	119,305	3,206	378,164
Gross charge-offs during the three months ended March 31, 2026	—	—	—	—	—	77	—	—	77
Real estate loans:
Single-family residential
Payment performance
Performing	973	17,847	22,255	24,344	99,968	249,996	—	—	415,383
Nonperforming	—	—	156	193	400	1,253	—	—	2,002
Total Single-family residential loans	973	17,847	22,411	24,537	100,368	251,249	—	—	417,385
Multi-family residential
Pass	3,798	16,117	27,160	30,123	18,086	57,186	—	—	152,470
Special Mention	—	—	—	—	—	8,618	—	—	8,618
Total Multi-family residential loans	3,798	16,117	27,160	30,123	18,086	65,804	—	—	161,088
Commercial:
Non-owner occupied
Pass	35,306	84,648	11,083	41,192	42,119	90,802	—	—	305,150
Special Mention	—	—	—	—	—	4,969	—	—	4,969
Total Non-owner occupied loans	35,306	84,648	11,083	41,192	42,119	95,771	—	—	310,119
Owner occupied
Pass	12,825	31,000	14,118	39,196	42,172	69,985	—	—	209,296
Special Mention	—	—	823	—	—	—	—	—	823
Substandard	—	—	—	—	1,829	—	—	—	1,829
Total Owner occupied loans	12,825	31,000	14,941	39,196	44,001	69,985	—	—	211,948
Land
Pass	3,334	19,462	11,015	615	—	4,378	—	—	38,804
Total Land loans	3,334	19,462	11,015	615	—	4,378	—	—	38,804
Construction
Performing	—	777	—	—	—	—	—	—	777
Pass	13,749	44,898	107,851	24,293	21,448	2,169	—	—	214,408
Special Mention	—	—	343	1,664	—	—	—	—	2,007
Total Construction loans	13,749	45,675	108,194	25,957	21,448	2,169	—	—	217,192
Total Real Estate loans	69,985	214,749	194,804	161,620	226,022	489,356	—	—	1,356,536
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	40,817	540	41,357
Nonperforming	—	—	—	—	—	10	85	—	95
Total Home equity lines of credit	—	—	—	—	—	10	40,902	540	41,452
Other
Performing	—	—	461	—	—	136	3,154	—	3,751
Total Other consumer loans	—	—	461	—	—	136	3,154	—	3,751
Total loans	$89,191	$270,717	$222,224	$181,382	$270,651	$578,631	$163,361	$3,746	$1,779,903
Total gross charge-offs during the three months ended March 31, 2026	$—	$—	$—	$—	$—	$77	$—	$—	$77

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

	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$59,943	$25,874	$20,473	$41,457	$62,332	$29,045	$112,874	$3,122	$355,120
Special Mention	—	—	—	5,000	—	2,850	—	—	7,850
Substandard	—	1,328	139	69	4,129	360	50	—	6,075
Doubtful	—	—	—	385	—	—	—	—	385
Total Commercial	59,943	27,202	20,612	46,911	66,461	32,255	112,924	3,122	369,430
Gross charge-offs for the year ended December 31, 2025	—	—	-	7,165	284	—	—	—	7,449
Real estate loans:
Single-family residential
Payment performance
Performing	17,419	26,174	25,165	103,688	200,985	52,627	—	—	426,058
Nonperforming	—	—	193	401	690	563	—	—	1,847
Total Single-family residential loans	17,419	26,174	25,358	104,089	201,675	53,190	—	—	427,905
Gross charge-offs for the year ended December 31, 2025	—	—	27	—	—	—	—	—	27
Multi-family residential
Pass	19,972	27,195	30,168	18,151	46,905	19,915	—	—	162,306
Special Mention	—	—	—	—	—	8,666	—	—	8,666
Total Multi-family residential loans	19,972	27,195	30,168	18,151	46,905	28,581	—	—	170,972
Commercial:
Non-owner occupied
Pass	81,898	9,473	41,336	52,740	46,575	56,869	—	—	288,891
Total Non-owner occupied loans	81,898	9,473	41,336	52,740	46,575	56,869	—	—	288,891
Owner occupied
Pass	28,005	15,062	40,533	43,567	38,965	36,444	—	—	202,576
Substandard	—	—	—	1,840	—	—	—	—	1,840
Total Owner occupied loans	28,005	15,062	40,533	45,407	38,965	36,444	—	—	204,416
Land
Pass	18,042	17,507	617	—	4,450	—	—	—	40,616
Total Land loans	18,042	17,507	617	—	4,450	—	—	—	40,616
Construction
Performing	632	—	—	—	—	—	—	—	632
Pass	34,143	95,801	50,775	22,400	3,178	—	—	—	206,297
Special Mention	—	343	1,664	—	—	—	—	—	2,007
Total Construction loans	34,775	96,144	52,439	22,400	3,178	—	—	—	208,936
Total Real Estate loans	200,111	191,555	190,451	242,787	341,748	175,084	—	—	1,341,736
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	41,279	607	41,886
Nonperforming	—	—	—	—	—	—	87	10	97
Total Home equity lines of credit	—	—	—	—	—	—	41,366	617	41,983
Other
Payment performance
Performing	—	468	—	—	—	136	2,278	501	3,383
Nonperforming	—	—	—	—	—	—	—	-	-
Total Other consumer loans	—	468	—	-	—	136	2,278	501	3,383
Gross charge-offs for the year ended December 31, 2025	—	—	—	—	—	—	—	—	-
Total loans	$260,054	$219,225	$211,063	$289,698	$408,209	$207,475	$156,568	$4,240	$1,756,532
Total gross charge-offs during the year ended December 31, 2025	$—	$—	$27	$7,165	$284	$—	$—	$—	$7,476

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2026	December 31, 2025
	(unaudited)
Total minimum lease payments to be received	$1,821	$2,780
Less: Unearned income	(43)	(71)
Plus: Indirect initial costs	-	1
Net investment in direct financing leases	$1,778	$2,710

The following summarizes the future minimum lease payments receivable as of March 31, 2026 :

2026, excluding the three months ended March 31, 2026	$1,383
2027	402
2028	36
Total future minimum payments	$1,821

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At March 31, 2026, the weighted-average remaining lease term for the Company’s operating leases was 7.8 years and the weighted-average discount rate was 7.27%. At December 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 8.2 years and the weighted-average discount rate was 7.43%.

The Company’s operating lease costs were $176 for the three months ended March 31, 2026, and $162 for the three months ended March 31, 2025. The variable lease costs totaled $188 for the three months ended March 31, 2026 and $198 for the three months ended March 31, 2025. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of March 31, 2026 are as follows:

2026, excluding the three months ended March 31, 2026	$728
2027	950
2028	971
2029	993
2030	1,015
Thereafter	3,129
Total future minimum rental commitments	7,786
Less - amounts representing interest	(1,715)
Total operating lease liabilities	$6,071

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2026 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$8,300
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,000
Collateralized mortgage obligations	8,095
Total securities available for sale	$17,395
Loans held for sale	$3,634
Derivative assets	$3,231
Financial Liabilities:
Derivative liabilities	$3,231

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2026 or December 31, 2025. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2026 and December 31, 2025.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2026 are summarized below:

Fair Value Measurements at March 31, 2026 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Individually Evaluated loans:
Commercial	$5,264
Real Estate:
Commercial:
Owner occupied	294
Total individually evaluated loans	$5,558

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 are summarized below.

Fair Value Measurements at December 31, 2025 Using
Significant Unobservable Inputs (Level 3)

Individually Evaluated loans:
Commercial	$595
Real Estate:
Commercial:
Owner occupied	313
Total individually evaluated loans	$908

There were no charge offs on individually evaluated collateral dependent loans during the three months ended March 31, 2026 or 2025.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2026:

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Individually evaluated loans:
Commercial	$5,264	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	4.00%
Real estate:
Commercial:
Owner occupied	294	Comparable sales approach	Adjustment for differences between the comparable market transactions	4.00%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Individually evaluated loans:
Commercial	$595	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	8.00%
Real estate:
Commercial:
Owner occupied	313	Comparable sales approach	Adjustment for differences between the comparable market transactions	4.00%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2026 or December 31, 2025.

As of March 31, 2026 and December 31, 2025, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Aggregate fair value	$3,634	$5,611
Contractual balance	3,634	5,611
Gain (loss)	$—	$—

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2026 and 2025 for loans held for sale were:

	Three months ended March 31,
	2026	2025
	(unaudited)
Interest income	$50	$35
Interest expense	—	—
Change in fair value	—	—
Total change in fair value	$50	$35

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at March 31, 2026 were as follows:

	Fair Value Measurements at March 31, 2026 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$267,759	$267,759	$—	$—	$267,759
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	17,395	—	17,395	—	17,395
Loans held for sale	3,634	—	3,634	—	3,634
Loans and leases, net	1,761,262	—	—	1,736,346	1,736,346
FHLB and FRB stock	8,364	n/a	n/a	n/a	n/a
Accrued interest receivable	8,294	312	164	7,818	8,294
Derivative assets	3,231	—	3,231	—	3,231
Financial Liabilities
Deposits	$(1,809,442)	$(1,088,205)	$(721,215)	$—	$(1,809,420)
FHLB advances and other borrowings	(100,973)	—	(105,471)	—	(105,471)
Advances by borrowers for taxes and insurance	(1,292)	—	—	(1,292)	(1,292)
Subordinated debentures	(15,048)	—	(17,413)	—	(17,413)
Accrued interest payable	(2,839)	(276)	(2,563)	—	(2,839)
Derivative liabilities	(3,231)	—	(3,231)	—	(3,231)

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 were as follows:

	Fair Value Measurements at December 31, 2025 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$258,972	$258,972	$—	$—	$258,972
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	17,496	—	17,496	—	17,496
Loans held for sale	5,611	—	5,611	—	5,611
Loans and leases, net	1,738,854	—	—	1,725,771	1,725,771
FHLB and FRB stock	8,354	n/a	n/a	n/a	n/a
Accrued interest receivable	8,655	212	107	8,336	8,655
Derivative assets	3,578	—	3,578	—	3,578
Financial Liabilities
Deposits	$(1,780,689)	$(1,084,276)	$(697,492)	$—	$(1,781,768)
FHLB advances and other borrowings	(100,964)	—	(106,248)	—	(106,248)
Advances by borrowers for taxes and insurance	(2,523)	—	—	(2,523)	(2,523)
Subordinated debentures	(15,039)	—	(17,550)	—	(17,550)
Accrued interest payable	(2,513)	(377)	(2,136)	—	(2,513)
Derivative liabilities	(3,578)	—	(3,578)	—	(3,578)

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

The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 6.81% at March 31, 2026 and 6.80% at December 31, 2025. There were no unamortized debt issuance costs at March 31, 2026. At March 31, 2026 and December 31, 2025, the balance of the subordinated notes was $5,155.

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

The interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.10% at March 31, 2026 and 8.09% at December 31, 2025. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At March 31, 2026 and December 31, 2025, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,893 and $9,884, respectively.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2026	December 31, 2025
		(unaudited)
FHLB fixed rate advances:
Maturities:
2026	1.45%	$16,000	$16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$58,000	$58,000
Variable rate other debt:
Holding Company credit facility	6.00%	42,973	42,964
Total		$100,973	$100,964

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The FHLB advances were collateralized as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Single-family mortgage loans	$285,610	$291,458
Multi-family mortgage loans	58,444	72,737
Commercial Real Estate loans (1-4 family)	9,053	10,244
Home equity lines of credit	3,513	2,845
Total	$356,620	$377,284

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $250,833 from the FHLB at March 31, 2026 inclusive of the amount outstanding.

There were no outstanding borrowings from the Federal Reserve Bank (“FRB”) at March 31, 2026 and December 31, 2025.

Assets pledged as collateral with the FRB were as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Commercial Loans	$30,410	$26,362
Commercial Real Estate loans	144,323	136,996
Total	$174,733	$163,358

Based on the collateral pledged, CFBank was eligible to borrow up to $137,217 from the FRB at March 31, 2026.

At March 31, 2026, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at March 31, 2026 and December 31, 2025. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35,000 with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10,000 revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10,000 revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10,000 that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At March 31, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $42,973 on the facility.

Contractual maturities of the Holding Company credit facilities as of March 31, 2026 were as follows:

2026, excluding the three months ended March 31, 2026	$1,750
2027	12,625
2028	2,625
2029	3,500
2030	3,500
Thereafter	19,250
Less - unamortized debt issuance costs	(277)
$42,973

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding and may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $366 for the three months ended March 31, 2026 and $303 for the three months ended March 31, 2025. The total income tax effect was $77 for the three months ended March 31, 2026 and $64 for the three months ended March 31, 2025.

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 39,074 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at March 31, 2026.

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

There were no stock options outstanding at March 31, 2026. There were no stock options granted or exercised during the three months ended March 31, 2026 and March 31, 2025.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock on the grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 90,200 shares of restricted stock granted under the 2019 Plan during the three months ended March 31, 2026. There were 79,425 shares of restricted stock granted during the three months ended March 31, 2025.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2026 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	145,818	$20.96
Granted	90,200	30.52
Vested	(44,411)	21.35
Forfeited	(3,385)	24.26
Nonvested at March 31, 2026	188,222	$25.39

As of March 31, 2026 and 2025, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $4,261 and $3,078, respectively.

There were 3,385 shares of restricted stock forfeited during the three months ended March 31, 2026, and 170 shares of restricted stock forfeited during the three months ended March 31, 2025. There were 44,411 shares of restricted stock that vested during the three months ended March 31, 2026, and 29,288 shares of restricted stock that vested during the three months ended March 31, 2025.

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

As of March 31, 2026 and December 31, 2025, based on the computations for the Call Reports (FFIEC 051 Consolidated Reports of Condition and Income) filed by CFBank with the FRB, CFBank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. The following tables present actual and required capital ratios as of March 31, 2026 and December 31, 2025 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital levels are presented for CFBank only as the Holding Company is exempt from quarterly reporting of capital levels on a consolidated basis.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
March 31, 2026
Total Capital to risk weighted assets	$265,691	15.15%	$184,203	10.50%	$175,431	10.00%
Tier 1 (Core) Capital to risk weighted assets	244,715	13.95%	149,117	8.50%	140,345	8.00%
Common equity tier 1 capital to risk-weighted assets	244,715	13.95%	122,802	7.00%	114,030	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	244,715	11.76%	83,218	4.00%	104,023	5.00%

(1) Ratios include 2.5% capital conservation buffer.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
December 31, 2025
Total Capital to risk weighted assets	$260,801	15.02%	$182,309	10.50%	$173,628	10.00%
Tier 1 (Core) Capital to risk weighted assets	240,413	13.85%	147,583	8.50%	138,902	8.00%
Common equity tier 1 capital to risk-weighted assets	240,413	13.85%	121,539	7.00%	112,858	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	240,413	11.40%	84,391	4.00%	105,489	5.00%

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

The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $107,204 at March 31, 2026 and $102,052 at December 31, 2025.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At March 31, 2026, CFBank had $2,127 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of March 31, 2026, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Notional amount	$107,204	$102,052
Weighted average pay rate on interest-rate swaps	5.72%	5.68%
Weighted average receive rate on interest-rate swaps	6.04%	6.24%
Weighted average maturity (years)	8.6	9.0
Fair value of derivative asset	$3,231	$3,578
Fair value of derivative liability	(3,231)	(3,578)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $4,441 of interest rate lock commitments related to residential mortgage loans at March 31, 2026 and $2,422 of interest rate lock commitments related to residential mortgage loans at December 31, 2025. The fair value of these interest lock commitments was immaterial at March 31, 2026 and December 31, 2025.

The following table represents the notional amount of loans sold through mortgage banking activities during the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended
	March 31,
	2026	2025
Notional amount of loans sold	$13,481	$9,173

The following table represents the gain (loss) recognized on mortgage activities for the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended
	March 31,
	2026	2025
Gain on loans sold	$145	$114
Gain (loss) from change in fair value of loans held-for-sale	—	—
	$145	$114

NOTE 12 – INCOME TAXES

At March 31, 2026 and December 31, 2025, the Company had a deferred tax asset recorded in the amount of $4,406 and $4,251, respectively. At March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2021.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2026 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At March 31, 2026, the Company had net operating loss carryforwards of $21,283, which expire at various dates from 2026 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, in August 2012 the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost benefit.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, tax exempt interest, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was 14.7% for the three months ended March 31, 2026 and 20.6% for the three months ended March 31, 2025, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(1.9%)	(0.7%)
Tax exempt interest	(0.5%)	(0.4%)
Tax exempt earnings on bank owned life insurance	(0.9%)	(0.8%)
Dividends on equity securities	0.0%	(0.2%)
Tax credit investments	(3.1%)	1.60%
State income tax	0.0%	0.0%
Other, net	0.1%	0.1%
Effective tax rate	14.7%	20.6%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026 and 2025 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended
	March 31,
	2026	2025
	(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities
Accumulated other comprehensive loss, beginning of period	$(1,371)	$(1,803)
Other comprehensive (loss) gain before reclassifications (2)	(118)	78
Net current-period other comprehensive (loss) gain	(118)	78
Accumulated other comprehensive loss, end of period	$(1,489)	$(1,725)

(1)
All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)
There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025.

NOTE 14- PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. At March 31, 2026 and December 31, 2025, 2,000 shares of Series D Preferred Stock were outstanding.

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

The following table summarizes the Company’s tax credit investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$23,964	$11,608	$24,570	$12,540
Historic Tax Credit (HTC)	1,730	996	1,835	1,943
Total	$25,694	$12,604	$26,405	$14,483

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
	2026	2025
Amortization expense:
LIHTC	$606	$442
HTC	105	240
Total	$711	$682

Tax credits recognized:
LIHTC	$616	$448
HTC	128	—
Total	$744	$448

NOTE 16- SUBSEQUENT EVENT

On April 1, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share on its common stock and a corresponding cash dividend of $9.00 per share on its Series D Preferred Stock. The dividend was paid on April 21, 2026 to shareholders of record as of the close of business on April 13, 2026.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports and materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2025.

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

Business Overview

The Holding Company is a bank holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc.

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

Financial Condition

General. Assets totaled $2.1 billion at March 31, 2026 and increased $28.5 million, or 1.3%, from $2.1 billion at December 31, 2025. The increase was primarily due to a $22.4 million increase in net loans and leases and an $8.8 million increase in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $267.8 million at March 31, 2026, and increased $8.8 million, or 3.4%, from $259.0 million at December 31, 2025. The increase in cash and cash equivalents was primarily attributed to a $28.8 million increase in deposits, partially offset by a $22.4 million increase in net loans and leases.

Securities. Securities available for sale totaled $17.4 million at March 31, 2026, and decreased $101,000, or 0.6%, compared to $17.5 million at December 31, 2025.

Loans held for sale. Loans held for sale totaled $3.6 million at March 31, 2026, and decreased $2.0 million, or 35.2%, from $5.6 million at December 31, 2025.

Loans and Leases. Net loans and leases totaled $1.76 billion at March 31, 2026, and increased $22.4 million, or 1.3%, from $1.74 billion at December 31, 2025. The increase in loans and leases balances was primarily due to a $17.1 million increase in commercial real estate loan balances, an $8.7 million increase in commercial and industrial (C&I) loan balances, and an $8.3 million increase in construction loan balances, partially offset by a $10.5 million decrease in single-family residential loan balances.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $18.6 million at March 31, 2026, and increased $963,000, or 5.5%, from $17.7 million at December 31, 2025. The ratio of the ACL - Loans to total loans was 1.05% at March 31, 2026, compared to 1.01% at December 31, 2025.

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

Individually evaluated loans totaled $17.2 million at March 31, 2026, and increased $4.8 million, or 39.0%, from $12.4 million at December 31, 2025. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $3.0 million at March 31, 2026 and $2.8 million at December 31, 2025.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $20.3 million at March 31, 2026, and increased $5.0 million from $15.3 million at December 31, 2025. The increase in nonaccrual loans included the addition of one non-core (syndicated) commercial and industrial (C&I) loan for $5.0 million. The ratio of nonperforming loans to total loans was 1.14% at March 31, 2026 compared to 0.87% at December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company did not modify any loans where the borrower was experiencing financial difficulty.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard, doubtful or loss are considered classified assets. See Note 4- Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the regulatory asset classifications.

The level of total criticized and classified loans increased by $28.0 million, or 97.2%, during the three months ended March 31, 2026. The increase in criticized and classified loans was primarily the result of two relationships that were downgraded during the quarter ended March 31, 2026. Loans designated as special mention increased $23.0 million, or 123.9%, and totaled $41.5 million at March 31, 2026, compared to $18.5 million at December 31, 2025. Loans classified as substandard increased $5.0 million, or 50.9%, and totaled $14.9 million at March 31, 2026, compared to $9.9 million at December 31, 2025. Loans designated as doubtful totaled $385,000 at both March 31, 2026 and December 31, 2025. See Note 4- Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $4.6 million and totaled $17.5 million at March 31, 2026, compared to $12.9 million at December 31, 2025. Past due loans totaled 1.0% of the loan portfolio at March 31, 2026, compared to 0.7% at December 31, 2025. See Note 4-Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $122.6 million, or 32.4%, of CFBank’s commercial portfolio, at March 31, 2026, compared to $111.2 million, or 30.1%, at December 31, 2025. Interest only home equity lines of credit totaled $40.9 million, or 98.7%, of the total home equity lines of credit at March 31, 2026, compared to $41.1 million, or 98.5%, at December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of March 31, 2026; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at March 31, 2026 or December 31, 2025. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.81 billion at March 31, 2026, an increase of $28.8 million, or 1.6%, when compared to $1.78 billion at December 31, 2025. The increase when compared to December 31, 2025 was primarily due to a $73.7 million increase in interest-bearing account balances, partially offset by a $44.9 million decrease in noninterest-bearing account balances. The increase in interest-bearing account balances and the decrease in noninterest-bearing balances were primarily driven by customer movement between account types.

At March 31, 2026, approximately 29.8% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.5% at December 31, 2025.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $405.3 million at March 31, 2026, and increased $4.9 million, or 1.2%, from $400.4 million at December 31, 2025. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $278.0 million at March 31, 2026, and decreased $750,000, or 0.3%, from $278.7 million at December 31, 2025.

FHLB advances and other debt. FHLB advances and other debt totaled $101.0 million at March 31, 2026 and December 31, 2025.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate then would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At March 31, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the credit facility.

At March 31, 2026, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at March 31, 2026 or December 31, 2025.

Subordinated debentures. Subordinated debentures totaled $15.0 million at March 31, 2026 and December 31, 2025. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9.6 million after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at March 31, 2026 and December 31, 2025.

Stockholders’ equity. Stockholders’ equity totaled $189.0 million at March 31, 2026, an increase of $4.6 million, or 2.5%, from $184.4 million at December 31, 2025. The increase in stockholders’ equity during the three months ended March 31, 2026 was primarily attributed to net income, partially offset by $583,000 in dividend payments.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2026 and 2025.

General. Net income for the three months ended March 31, 2026 totaled $5.0 million (or $0.77 per diluted common share) compared to net income of $4.4 million (or $0.68 per diluted common share) for the three months ended March 31, 2025. The increase in net income was primarily the result of an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

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

Net interest income totaled $13.3 million for the quarter ended March 31, 2026 and increased $411,000, or 3.2%, compared to net interest income of $12.9 million for the quarter ended March 31, 2025. The increase was primarily due to a $1.5 million, or 9.1%, decrease in interest expense, partially offset by a $1.1 million, or 3.7%, decrease in interest income. The decrease in interest expense was primarily attributed to a 50bps decrease in the average rate on interest-bearing liabilities, partially offset by a $56.6 million, or 3.6%, increase in average interest-bearing liabilities. The decrease in interest income was primarily attributed to a 30bps decrease in the average yield on interest-earning assets, partially offset by a $28.3 million, or 1.5%, increase in average interest-earning assets outstanding. During the quarter ended March 31, 2026, we placed a $5.0 million loan on nonaccrual status, which resulted in a $528,000 decline in interest income during the quarter and a corresponding 11bps decline in net interest margin and the average yield on loans. The net interest margin of 2.69% for the quarter ended March 31, 2026 increased 5bps compared to the net interest margin of 2.64% for the first quarter of 2025.

Interest income totaled $28.1 million for the quarter ended March 31, 2026, and decreased $1.1 million, or 3.7%, compared to $29.2 million for the quarter ended March 31, 2025. The decrease in interest income was primarily attributed to a 20bps decrease in the average yield on loans and leases, coupled with a $9.9 million, or 0.6% decrease in average loans and leases. As previously stated, during the quarter ended March 31, 2026, we placed a $5.0 million loan on nonaccrual status, which resulted in a $528,000 decline in interest income during the quarter and a corresponding 11bps decline in net interest margin and the average yield on loans.

Interest expense totaled $14.8 million for the quarter ended March 31, 2026, and decreased $1.5 million, or 9.1%, compared to $16.3 million for the quarter ended March 31, 2025. The decrease in interest expense was primarily attributed to a 60bps decrease in the average rate of interest-bearing deposits, partially offset by a $48.3 million, or 3.3%, increase in average interest-bearing deposits.

Provision for credit losses. There was $604,000 in provision for credit losses expense for the quarter ended March 31, 2026, which reflected an increase of $22,000, compared to a $582,000 provision for the quarter ended March 31, 2025. Net charge-offs for the quarter ended March 31, 2026 totaled $16,000 compared to net charge-offs of $23,000 for the quarter ended March 31, 2025.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
(unaudited)	(Dollars in thousands)
Commercial	$26	$6
Single-family residential real estate	(10)	18
Home equity lines of credit	—	(1)
Total	$16	$23

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income for the quarter ended March 31, 2026 totaled $1.5 million and increased $281,000, or 23.3%, compared to $1.2 million for the quarter ended March 31, 2025. The increase was primarily related to a $172,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the quarter ended March 31, 2026 totaled $8.3 million and increased $357,000, or 4.5%, compared to $8.0 million for the quarter ended March 31, 2025. The increase in noninterest expense was primarily due to a $292,000 increase in advertising and marketing expense.

Income tax expense. Income tax expense was $868,000 for the quarter ended March 31, 2026, a decrease of $281,000, or 24.5%, compared to $1.1 million for the quarter ended March 31, 2025. The effective tax rate for the quarter ended March 31, 2026 was approximately 14.7%, as compared to approximately 20.6% for the quarter ended March 31, 2025. The decline in the effective tax rate for the quarter ended March 31, 2026 was driven by the impact of low-income housing and historic tax credit investments.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of March 31, 2026 that no valuation allowance was required against the net deferred tax asset.

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

	Three months ended March 31,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,523	$187	3.89%	$13,632	$139	3.49%
Loans and leases and loans held for sale (3)	1,738,056	25,809	5.94%	1,747,968	26,815	6.14%
Other earning assets	217,500	1,992	3.66%	183,421	2,072	4.52%
FHLB and FRB stock	8,358	142	6.80%	8,151	174	8.54%
Total interest-earning assets	1,981,437	28,130	5.67%	1,953,172	29,200	5.97%
Noninterest-earning assets	100,204			99,873
Total assets	$2,081,641			$2,053,045

Interest-bearing liabilities:
Deposits	$1,513,330	13,484	3.56%	$1,465,045	15,253	4.16%
FHLB advances and other borrowings	116,014	1,326	4.57%	107,690	1,038	3.86%
Total interest-bearing liabilities	1,629,344	14,810	3.64%	1,572,735	16,291	4.14%

Noninterest-bearing liabilities	265,120			309,457
Total liabilities	1,894,464			1,882,192

Equity	187,177			170,853
Total liabilities and equity	$2,081,641			$2,053,045

Net interest-earning assets	$352,093			$380,437
Net interest income/interest rate spread		$13,320	2.03%		$12,909	1.83%
Net interest margin			2.69%			2.64%
Average interest-earning assets to average interest-bearing liabilities	121.61%			124.19%

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

	Three Months Ended
	March 31, 2026
	Compared to Three Months Ended
	March 31, 2025
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$14	$34	$48
Loans and leases	(857)	(149)	(1,006)
Other earning assets	(1,599)	1,519	(80)
FHLB and FRB Stock	(60)	28	(32)
Total interest-earning assets	(2,502)	1,432	(1,070)

Interest-bearing liabilities:
Deposits	(4,710)	2,941	(1,769)
FHLB advances and other borrowings	203	85	288
Total interest-bearing liabilities	(4,507)	3,026	(1,481)

Net change in net interest income	$2,005	$(1,594)	$411

(1)
Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our 2025 Audited Financial Statements. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements were appropriate given the factual circumstances at the time.

We believe there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$282,035	$273,349
Additional borrowing capacity at the FHLB	192,533	184,374
Additional borrowing capacity at the FRB	137,217	122,360
Unused commercial bank lines of credit	65,000	65,000
Total	$676,785	$645,083

Cash, unpledged securities and deposits in other financial institutions increased $8.7 million, or 3.2%, to $282.0 million at March 31, 2026, compared to $273.3 million at December 31, 2025.

CFBank’s additional borrowing capacity with the FHLB increased $8.2 million, or 4.4%, to $192.5 million at March 31, 2026, compared to $184.4 million at December 31, 2025.

CFBank’s additional borrowing capacity at the FRB increased $14.8 million, or 12.1%, to $137.2 million at March 31, 2026 from $122.4 million at December 31, 2025. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at March 31, 2026 and at December 31, 2025.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at March 31, 2026 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common and preferred stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $350,000. The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 6.81% at March 31, 2026.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $810,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.10% at March 31, 2026.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate will convert to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At March 31, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $43.0 million on the credit facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2026, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2026.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors is included in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to those risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
Not applicable.
(c)
The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2026.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (2)	Maximum number of common shares that may yet be purchased under the plans or programs
January 1, 2026 through January 31, 2026	1,280	(1)	$28.66	—	270,356
February 1, 2026 through February 28, 2026	467	(1)	31.81	—	270,356
March 1, 2026 through March 31, 2026	3,800	(1)	28.47	—	270,356
Total	5,547		$28.80	—

(1)
Represents shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.
(2)
On February 4, 2025, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of 325,000 shares, or approximately 5% of the Company's outstanding common stock, on or before January 31, 2026. On December 17, 2025, the Company's Board of Directors approved the extension of its stock repurchase program to August 15, 2026. As of March 31, 2026, a total of 270,356 shares remained available to be purchased by the Company under this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.

(c)
During the quarter ended March 31, 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CF BANKSHARES INC.

Dated: May 11, 2026	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 11, 2026	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer