Form 10-Q
period 2026-06-30
CF BANKSHARES INC.
filed 2026-08-07
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 6,415,512 shares of the registrant’s (Voting) Common Stock outstanding and 76,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents	$253,103	$258,972
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	17,223	17,496
Loans held for sale, at fair value	4,392	5,611
Loans and leases, net of allowance for credit losses of $19,436 and $17,678, respectively	1,798,584	1,738,854
FHLB and FRB stock	8,375	8,354
Premises and equipment, net	3,372	3,547
Operating lease right-of-use assets	5,693	5,680
Bank owned life insurance	28,546	28,049
Accrued interest receivable and other assets	50,198	50,658
Total assets	$2,169,586	$2,117,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$273,625	$285,523
Interest bearing	1,555,031	1,495,166
Total deposits	1,828,656	1,780,689
FHLB advances and other debt	99,231	100,964
Advances by borrowers for taxes and insurance	2,354	2,523
Operating lease liabilities	5,917	5,878
Accrued interest payable and other liabilities	24,034	27,802
Subordinated debentures	15,058	15,039
Total liabilities	1,975,250	1,932,895
Commitments and contingent liabilities	—	—
Stockholders' equity
Common stock, $0.01 par value; shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 6,888,845 at June 30, 2026 and 6,800,762 at December 31, 2025	69	68
Non-voting common stock, $0.01 par value; shares issued: 76,700 at June 30, 2026 and December 31, 2025	1	1
Series D preferred stock, $0.01 par value; 5,000 shares authorized; shares issued: 2,000 at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	94,466	93,618
Retained earnings	113,650	103,883
Accumulated other comprehensive loss	(1,660)	(1,371)
Treasury stock, at cost; 473,333 shares of voting common stock at June 30, 2026 and 459,113 shares of voting common stock at December 31, 2025	(12,190)	(11,773)
Total stockholders' equity	194,336	184,426
Total liabilities and stockholders' equity	$2,169,586	$2,117,321

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans and leases, including fees	$27,510	$27,907	$53,319	$54,722
Securities	175	40	362	179
FHLB and FRB stock dividends	141	153	283	327
Federal funds sold and other	2,196	2,259	4,188	4,331
	30,022	30,359	58,152	59,559
Interest expense
Deposits	13,812	15,186	27,296	30,439
FHLB advances and other debt	1,063	846	2,089	1,560
Subordinated debentures	303	326	603	650
	15,178	16,358	29,988	32,649
Net interest income	14,844	14,001	28,164	26,910
Provision for credit losses
Provision for credit losses-loans	689	1,370	1,668	1,722
Provision for (recovery of) credit losses-unfunded commitments	255	57	(120)	287
	944	1,427	1,548	2,009
Net interest income after provision for credit losses	13,900	12,574	26,616	24,901
Noninterest income
Service charges on deposit accounts	917	721	1,756	1,388
Net gains on sales of residential mortgage loans	150	206	295	320
Net loss on sales of commercial loans	—	—	—	(18)
Net loss on sale of equity security	—	—	—	(103)
Swap fee income	214	196	244	196
Earnings on bank owned life insurance	252	232	497	457
Other	168	225	396	546
	1,701	1,580	3,188	2,786
Noninterest expense
Salaries and employee benefits	4,325	3,954	8,653	8,137
Occupancy and equipment	398	417	825	851
Data processing	776	683	1,545	1,357
Franchise and other taxes	385	304	771	607
Professional fees	849	899	1,668	1,686
Director fees	193	180	360	357
Postage, printing and supplies	34	46	82	95
Advertising and marketing	127	84	463	128
Telephone	44	43	89	98
Loan expenses	206	196	404	521
Foreclosed assets, net	1	3	5	4
Depreciation	118	118	241	236
FDIC premiums	436	534	821	1,080
Regulatory assessment	45	64	90	129
Other insurance	57	50	107	96
Other	344	179	525	326
	8,338	7,754	16,649	15,708
Income before incomes taxes	7,263	6,400	13,155	11,979
Income tax expense	1,351	1,365	2,219	2,514
Net income	$5,912	$5,035	$10,936	$9,465
Earnings allocated to participating securities (Series D preferred stock)	(181)	(155)	(337)	(292)
Net income attributable to common stockholders	$5,731	$4,880	$10,599	$9,173

Earnings per common share:
Basic	$0.91	$0.77	$1.68	$1.46
Diluted	$0.90	$0.77	$1.67	$1.45

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$5,912	$5,035	$10,936	$9,465
Other comprehensive income:
Unrealized holding (losses) gains arising during the period related to securities available for sale, net of tax of ($45) and $42 and ($77) and $62, respectively	(171)	158	(289)	236
Other comprehensive income, net of tax	(171)	158	(289)	236
Comprehensive income	$5,741	$5,193	$10,647	$9,701

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended June 30, 2026	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at April 1, 2026	$69	$1	$—	$93,983	$108,324	$(1,489)	$(11,933)	$188,955
Net income	—	—	—	—	5,912	—	—	5,912
Other comprehensive loss	—	—	—	—	—	(171)	—	(171)
Issuance of 2,000 stock based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	483	—	—	—	483
Acquisition of 8,673 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(257)	(257)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	(568)	—	—	(568)
Cash dividends declared on Series D preferred Stock ($9.00 per share)	—	—	—	—	(18)	—	—	(18)
Balance at June 30, 2026	$69	$1	$—	$94,466	$113,650	$(1,660)	$(12,190)	$194,336

Six months ended June 30, 2026	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2026	$68	$1	$—	$93,618	$103,883	$(1,371)	$(11,773)	$184,426
Net income	—	—	—	—	10,936	—	—	10,936
Other comprehensive loss	—	—	—	—	—	(289)	—	(289)
Issuance of 92,200 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	849	—	—	—	849
Acquisition of 14,220 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(417)	(417)
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	(1,133)	—	—	(1,133)
Cash dividends declared on Series D preferred Stock ($18.00 per share)	—	—	—	—	(36)	—	—	(36)
Balance at June 30, 2026	$69	$1	$—	$94,466	$113,650	$(1,660)	$(12,190)	$194,336

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended June 30, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balance at April 1, 2025	$56	$13	$—	$92,527	$92,267	$(1,725)	$(10,456)	$172,682
Net income	—	—	—	—	5,035	—	—	5,035
Other comprehensive income	—	—	—	—	—	158	—	158
Issuance of 5,200 stock based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	401	—	—	—	401
Acquisition of 1,502 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(30)	(30)
Purchase of 32,138 treasury shares	—	—	—	—	—	—	(767)	(767)
Conversion of 360,400 shares of non-voting common stock to common stock	4	(4)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.07 per share)	—	—	—	—	(442)	—	—	(442)
Cash dividends declared on Series D preferred stock ($7.00 per share)	—	—	—	—	(14)	—	—	(14)
Balance at June 30, 2025	$60	$9	$—	$92,928	$96,846	$(1,567)	$(11,253)	$177,023

Six months ended June 30, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2025	$55	$13	$—	$92,225	$88,290	$(1,803)	$(10,343)	$168,437
Net income	—	—	—	—	9,465	—	—	9,465
Other comprehensive income	—	—	—	—	—	236	—	236
Issuance of 84,625 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	704	—	—	—	704
Acquisition of 6,083 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(143)	(143)
Purchase of 32,138 treasury shares	—	—	—	—	—	—	(767)	(767)
Conversion of 360,400 shares of non-voting common stock to common stock	4	(4)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.14 per share)	—	—	—	—	(881)	—	—	(881)
Cash dividends declared on Series D preferred stock ($14.00 per share)	—	—	—	—	(28)	—	—	(28)
Balance at June 30, 2025	$60	$9	$—	$92,928	$96,846	$(1,567)	$(11,253)	$177,023

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2026	2025
Net Income	$10,936	$9,465
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,548	2,009
Depreciation	241	236
Accretion, net	(1,208)	(974)
Deferred income tax benefit	(512)	(344)
Net loss on sale of equity security	—	103
Originations of loans held for sale	(29,183)	(23,197)
Proceeds from sale of loans held for sale	30,524	24,527
Net gains on sales of residential mortgage loans	(295)	(320)
Net losses on sales of commercial loans	—	18
Loss on disposal of premises and equipment	91	—
Earnings on bank owned life insurance	(497)	(457)
Stock-based compensation expense	849	704
Net change in:
Operating lease right-of-use asset	342	327
Accrued interest receivable and other assets	1,936	112
Operating lease liability	(316)	(297)
Accrued interest payable and other liabilities	(4,648)	(1,750)
Net cash from operating activities	9,808	10,162
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,068	1,000
Purchases	(1,000)	(1,000)
Proceeds from the sale of equity security	—	4,897
Loan and lease originations and payments, net	(59,138)	(52,436)
Purchase of loans and leases	(1,003)	(2,336)
Proceeds from the sale of loans	—	20,441
Additions to premises and equipment	(157)	(169)
Redemption (purchase) of FHLB and FRB stock	(21)	887
Other adjustments	112	346
Net cash used by investing activities	(60,139)	(28,370)
Cash flows from financing activities:
Net change in deposits	47,967	54,053
Proceeds from FHLB advances and other debt	100	10,080
Repayments on FHLB advances and other debt	(1,850)	(1,830)
Net change in advances by borrowers for taxes and insurance	(169)	(1,864)
Cash dividends paid	(1,169)	(909)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(417)	(143)
Purchase of treasury shares	—	(767)
Net cash from financing activities	44,462	58,620

Net change in cash and cash equivalents	(5,869)	40,412
Beginning cash and cash equivalents	258,972	235,272
Ending cash and cash equivalents	$253,103	$275,684

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$30,491	$32,678
Income tax paid	636	1,305

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$—	$524
Loans transferred from held for sale to portfolio	173	—
Investment payable on limited partnerships	1,000	1,000
Initial recognition of operating right-of-use lease asset	355	—
Right-of-use asset obtained in exchange for new operating lease liability	355	—

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements consist of CF Bankshares Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Holding Company and CFBank are sometimes collectively referred to herein as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2026 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2025 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as the “2025 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of June 30, 2026 and December 31, 2025, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Allowance for Credit Losses – Unfunded Commitments: The allowance for credit losses on unfunded commitments is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Unfunded commitments primarily consist of amounts available under outstanding construction loans, lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for unfunded commitments is adjusted through the income statement as a component of provision for credit loss.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, an adjustment is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets at June 30, 2026 and December 31, 2025.

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

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at June 30, 2026 and December 31, 2025 was $742 and $853, respectively, and is included in accrued interest receivable and other assets on the Consolidated Balance Sheets. Income recognized, including incentive payments, was $11 and $27, respectively, for the three and six months ended June 30, 2026 and $54 and $108, respectively, for the three and six months ended June 30, 2025 and is included in Other noninterest income in the Consolidated Statements of Income.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank is not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity is not consolidated in the Company’s financial statements and is instead accounted for using the equity method of accounting. As a result, the investment of $1.2 million is shown in Accrued interest receivable and other assets on the Consolidated Balance Sheets. The maximum exposure to loss related to this investment was $1.2 million at June 30, 2026 and December 31, 2025.

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive securities for the three and six months ended June 30, 2026 and 2025. The factors used in the earnings per share computation follow:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Basic
Net income	$5,912	$5,035	$10,936	$9,465
Earnings allocated to participating securities	(181)	(155)	(337)	(292)
Net income allocated to common shareholders	$5,731	$4,880	$10,599	$9,173

Weighted average common shares outstanding including unvested share-based payment awards	6,494,514	6,466,518	6,473,913	6,436,666
Less: Unvested share-based payment awards- 2019 Plan	(173,953)	(166,091)	(170,390)	(143,588)
Average shares	6,320,561	6,300,427	6,303,523	6,293,078
Basic earnings per common share	$0.91	$0.77	$1.68	$1.46

Diluted
Net income allocated to common shareholders	$5,731	$4,880	$10,599	$9,173

Weighted average common shares outstanding for basic earnings per common share	6,320,561	6,300,427	6,303,523	6,293,078
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	42,988	44,406	32,381	22,203
Average shares and dilutive potential common shares	6,363,549	6,344,833	6,335,904	6,315,281
Diluted earnings per common share	$0.90	$0.77	$1.67	$1.45

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

Recent Accounting Pronouncements and Developments:

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective for its fiscal year ended December 31, 2025, which had an immaterial impact on income tax disclosures in the Company’s Consolidated Financial Statements.

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at June 30, 2026 and December 31, 2025, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026 (unaudited)
Corporate debt	$9,987	$—	$1,787	$8,200
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,000	—	2	998
Collateralized mortgage obligations	8,337	—	312	8,025
Total	$19,324	$—	$2,101	$17,223

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Corporate debt	$9,985	$—	$1,585	$8,400
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	2	—	1,000
Collateralized mortgage obligations	8,248	—	152	8,096
Total	$19,231	$2	$1,737	$17,496

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at June 30, 2026 or June 30, 2025.

There were no sales of securities during the three and six months ended June 30, 2026 and 2025.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at June 30, 2026 and December 31, 2025 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026		December 31, 2025
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$998	$998	$1,000
Due from five to ten years	9,987	8,200	9,985	8,400
Collateralized mortgage obligations	8,337	8,025	8,248	8,096
Total	$19,324	$17,223	$19,231	$17,496

Fair value of securities pledged as collateral was as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Pledged as collateral for:
Public deposits	749	750
Total	$749	$750

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2026 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,200	$1,787	$8,200	$1,787
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	2	—	—	998	2
Collateralized mortgage obligations	8,025	312	—	—	8,025	312
Total temporarily impaired	$9,023	$314	$8,200	$1,787	$17,223	$2,101

December 31, 2025	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,400	$1,585	$8,400	$1,585
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	8,096	152	—	—	8,096	152
Total temporarily impaired	$8,096	$152	$8,400	$1,585	$16,496	$1,737

At June 30, 2026 100% of the Company’s available for sale securities were reported at less than historical cost. At December 31, 2025 94.3% of the Company's available for sale securities were reported at less than historical cost.

The unrealized losses at June 30, 2026 were related to one corporate debt security, one U.S. Treasury security and one collateralized mortgage obligation security. The unrealized losses at December 31, 2025 were related to one corporate debt security and one collateralized mortgage obligation security. Because the decline in fair values were attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not record an allowance for credit losses with respect to these securities at June 30, 2026 and December 31, 2025.

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

	June 30, 2026	December 31, 2025
	(unaudited)
Commercial (1)	$379,780	$369,430
Real estate:
Single-family residential	406,502	427,905
Multi-family residential	181,446	170,972
Commercial	593,396	533,923
Construction	215,050	208,936
Consumer:
Home equity lines of credit	38,303	41,983
Other	3,543	3,383
Subtotal	1,818,020	1,756,532
Less: ACL – Loans	(19,436)	(17,678)
Loans and leases, net	$1,798,584	$1,738,854

(1)
Includes $981 and $2,710 of commercial leases at June 30, 2026 and December 31, 2025, respectively.

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

In some cases, management may determine that individual loans exhibit unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserves in the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

The following tables present the activity in the ACL - Loans by portfolio segment for the three and six months ended June 30, 2026 and 2025 (unaudited).

	Three Months Ended June 30, 2026 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, April 1, 2026	$6,136	$2,442	$1,544	$5,128	$2,682	$378	$331	$18,641
Provision (reversal) for credit losses	68	88	601	157	(197)	3	(31)	689
Recoveries on loans	99	6	—	—	—	1	—	106
Loans charged off	—	—	—	—	—	—	—	—
Balances, June 30, 2026	$6,303	$2,536	$2,145	$5,285	$2,485	$382	$300	$19,436

	Six Months Ended June 30, 2026 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2026	$6,001	$2,528	$1,494	$4,938	$2,031	$390	$296	$17,678
Provision (reversal) for credit losses	229	(8)	651	347	454	(9)	4	1,668
Recoveries on loans	150	16	—	—	—	1	—	167
Loans charged off	(77)	—	—	—	—	—	—	(77)
Balances, June 30, 2026	$6,303	$2,536	$2,145	$5,285	$2,485	$382	$300	$19,436

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, April 1, 2025	$7,830	$2,493	$1,211	$3,874	$1,752	$391	$252	$17,803
Provision (reversal) for credit losses	1,357	(143)	(150)	(6)	244	(7)	75	1,370
Recoveries on loans	4	10	—	—	—	-	—	14
Loans charged off	(65)	—	—	—	—	—	—	(65)
Balances, June 30, 2025	$9,126	$2,360	$1,061	$3,868	$1,996	$384	$327	$19,122

	Six Months Ended June 30, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2025	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474
Provision (reversal) for credit losses	2,188	(419)	(321)	(50)	255	12	57	1,722
Recoveries on loans	65	19	—	—	—	1	—	85
Loans charged off	(132)	(27)	—	—	—	—	—	(159)
Balances, June 30, 2025	$9,126	$2,360	$1,061	$3,868	$1,996	$384	$327	$19,122

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

	June 30, 2026 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$9,146	$9,146	$2,163
Real estate:
Single-family residential	75	—	75	—
Commercial:
Owner occupied	—	5,162	5,162	413
Total	$75	$14,308	$14,383	$2,576

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2025
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$3,128	$3,128	$1,415
Real estate:
Single-family residential	79	—	79	—
Commercial:
Owner occupied	—	5,204	5,204	380
Total	$79	$8,332	$8,411	$1,795

The following table presents the recorded investment in nonaccrual loans by class of loans at June 30, 2026 (unaudited):

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$12,869	$-
Real estate:
Single-family residential	2,318	2,318
Commercial:
Owner occupied	5,162	4,469
Consumer:
Home equity lines of credit	93	93
Other	393	393
Total nonaccrual loans	$20,835	$7,273

Of the $20,835 of nonaccrual loans at June 30, 2026, $5,054 was guaranteed by the Small Business Administration (SBA).

The following table presents the recorded investment in nonaccrual loans by class of loans at December 31, 2025.

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$8,181	$1,074
Real estate:
Single-family residential	1,847	1,847
Commercial:
Owner occupied	5,204	4,510
Consumer:
Home equity lines of credit	97	97
Total nonaccrual loans	$15,329	$7,528

Of the $15,329 of nonaccrual loans at December 31, 2025, $5,085 was guaranteed by the SBA.

Nonaccrual loans at January 1, 2025 were $14,538.

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually evaluated loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2026 or December 31, 2025.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2026 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$2,699	$—	$9,146	$11,845	$367,935	$3,723
Real estate:
Single-family residential	—	455	2,318	2,773	403,729	—
Multi-family residential	—	—	—	—	181,446	—
Commercial:
Non-owner occupied	—	—	—	—	332,629	—
Owner occupied	—	—	5,162	5,162	218,374	—
Land	—	—	—	—	37,231	—
Construction	—	—	—	—	215,050	—
Consumer:
Home equity lines of credit	193	—	—	193	38,110	93
Other	—	—	393	393	3,150	—
Total	$2,892	$455	$17,019	$20,366	$1,797,654	$3,816

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2025:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$320	$452	$3,511	$4,283	$365,147	$4,670
Real estate:
Single-family residential	892	719	1,847	3,458	424,447	—
Multi-family residential	—	—	—	—	170,972	—
Commercial:
Non-owner occupied	—	—	—	—	288,891	—
Owner occupied	—	—	5,204	5,204	199,212	—
Land	—	—	—	—	40,616	—
Construction	—	—	—	—	208,936	—
Consumer:
Home equity lines of credit	—	—	—	—	41,983	97
Other	—	—	—	—	3,383	—
Total	$1,212	$1,171	$10,562	$12,945	$1,743,587	$4,767

Loan Modifications:

During the three and six months ended June 30, 2026, and June 30, 2025, the Company did not modify any loans to borrowers experiencing financial difficulties.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of June 30, 2026. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$22,099	$48,407	$26,719	$18,997	$34,488	$69,138	$122,840	$2,062	$344,750
Special Mention	—	—	—	—	23	2,696	21,163	—	23,882
Substandard	—	—	1,328	136	5,069	4,230	—	—	10,763
Doubtful	—	—	—	—	385	—	—	—	385
Total Commercial	22,099	48,407	28,047	19,133	39,965	76,064	144,003	2,062	379,780
Gross charge-offs during the six months ended June 30, 2026	—	—	—	—	—	77	—	—	77
Real estate loans:
Single-family residential
Payment performance
Performing	2,472	17,203	21,743	23,360	94,429	244,977	—	—	404,184
Nonperforming	—	—	156	193	716	1,253	—	—	2,318
Total Single-family residential loans	2,472	17,203	21,899	23,553	95,145	246,230	—	—	406,502
Multi-family residential
Pass	36,335	16,037	27,121	20,049	18,056	47,070	—	—	164,668
Special Mention	—	—	—	—	—	16,778	—	—	16,778
Total Multi-family residential loans	36,335	16,037	27,121	20,049	18,056	63,848	—	—	181,446
Commercial:
Non-owner occupied
Pass	60,901	80,356	15,215	41,061	41,887	88,294	—	—	327,714
Special Mention	—	—	—	—	—	4,915	—	—	4,915
Total Non-owner occupied loans	60,901	80,356	15,215	41,061	41,887	93,209	—	—	332,629
Owner occupied
Pass	24,610	33,050	14,002	38,667	41,448	69,110	—	—	220,887
Special Mention	—	—	820	—	—	—	—	—	820
Substandard	—	—	—	—	1,829	—	—	—	1,829
Total Owner occupied loans	24,610	33,050	14,822	38,667	43,277	69,110	—	—	223,536
Land
Pass	9,746	11,933	10,549	616	—	4,387	—	—	37,231
Total Land loans	9,746	11,933	10,549	616	—	4,387	—	—	37,231
Construction
Performing	—	1,417	—	—	—	—	—	—	1,417
Pass	13,566	61,962	106,499	22,588	6,047	964	—	—	211,626
Special Mention	—	—	343	1,664	—	—	—	—	2,007
Total Construction loans	13,566	63,379	106,842	24,252	6,047	964	—	—	215,050
Total Real Estate loans	147,630	221,958	196,448	148,198	204,412	477,748	—	—	1,396,394
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	37,722	488	38,210
Nonperforming	—	—	—	—	—	9	84	—	93
Total Home equity lines of credit	—	—	—	—	—	9	37,806	488	38,303
Other
Performing	—	—	455	—	—	136	2,559	—	3,150
Nonperforming	—	—	—	—	—	—	393	—	393
Total Other consumer loans	—	—	455	—	—	136	2,952	—	3,543
Total loans	$169,729	$270,365	$224,950	$167,331	$244,377	$553,957	$184,761	$2,550	$1,818,020
Total gross charge-offs during the six months ended June 30, 2026	$—	$—	$—	$—	$—	$77	$—	$—	$77

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	June 30, 2026	December 31, 2025
	(unaudited)
Total minimum lease payments to be received	$1,007	$2,780
Less: Unearned income	(26)	(71)
Plus: Indirect initial costs	—	1
Net investment in direct financing leases	$981	$2,710

The following summarizes the future minimum lease payments receivable as of June 30, 2026:

2026, excluding the six months ended June 30, 2026	$580
2027	391
2028	36
Total future minimum payments	$1,007

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At June 30, 2026, the weighted-average remaining lease term for the Company’s operating leases was 7.5 years and the weighted-average discount rate was 7.28%. At December 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 8.2 years and the weighted-average discount rate was 7.43%.

The Company’s operating lease costs were $166 and $342, respectively, for the three and six months ended June 30, 2026, and $165 and $327, respectively, for the three and six months ended June 30, 2025. The variable lease costs totaled $188 and $378, respectively, for the three and six months ended June 30, 2026 and $198 and $397, respectively, for the three and six months ended June 30, 2025. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of June 30, 2026 are as follows:

2026, excluding the six months ended June 30, 2026	$479
2027	950
2028	971
2029	993
2030	1,015
Thereafter	3,129
Total future minimum rental commitments	7,537
Less - amounts representing interest	(1,620)
Total operating lease liabilities	$5,917

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2026 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$8,200
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998
Collateralized mortgage obligations	8,025
Total securities available for sale	$17,223
Loans held for sale	$4,392
Derivative assets	$3,464
Financial Liabilities:
Derivative liabilities	$3,464

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2026 or December 31, 2025. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2026 and December 31, 2025.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2026 are summarized below:

Fair Value Measurements at June 30, 2026 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Individually Evaluated loans:
Commercial	$6,996
Real Estate:
Commercial:
Owner occupied	281
Total individually evaluated loans	$7,277

Of the $7,277 of individually evaluated loans at June 30, 2026, $1,721 was guaranteed by the Small Business Administration (SBA)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 are summarized below.

Fair Value Measurements at December 31, 2025 Using
Significant Unobservable Inputs (Level 3)

Individually Evaluated loans:
Commercial	$595
Real Estate:
Commercial:
Owner occupied	313
Total individually evaluated loans	$908

There were no charge-offs on individually evaluated collateral dependent loans during the three and six months ended June 30, 2026 or 2025.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2026:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Individually evaluated loans:
Commercial	$6,996	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	4.24%
Real estate:
Commercial:
Owner occupied	281	Comparable sales approach	Adjustment for differences between the comparable market transactions	4.00%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2026 or December 31, 2025.

As of June 30, 2026 and December 31, 2025, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Aggregate fair value	$4,392	$5,611
Contractual balance	4,392	5,611
Gain (loss)	$—	$—

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2026 and 2025 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Interest income	$51	$42	$102	$77
Interest expense	—	—	—	—
Change in fair value	—	—	—	—
Total change in fair value	$51	$42	$102	$77

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at June 30, 2026 were as follows:

	Fair Value Measurements at June 30, 2026 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$253,103	$253,103	$—	$—	$253,103
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	17,223	—	17,223	—	17,223
Loans held for sale	4,392	—	4,392	—	4,392
Loans and leases, net	1,798,584	—	—	1,758,593	1,758,593
FHLB and FRB stock	8,375	n/a	n/a	n/a	n/a
Accrued interest receivable	7,932	132	87	7,713	7,932
Derivative assets	3,464	—	3,464	—	3,464
Financial Liabilities
Deposits	$(1,828,656)	$(1,172,197)	$(655,904)	$—	$(1,828,101)
FHLB advances and other debt	(99,231)	—	(103,366)	—	(103,366)
Advances by borrowers for taxes and insurance	(2,354)	—	—	(2,354)	(2,354)
Subordinated debentures	(15,058)	—	(17,269)	—	(17,269)
Accrued interest payable	(2,010)	(181)	(1,829)	—	(2,010)
Derivative liabilities	(3,464)	—	(3,464)	—	(3,464)

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 were as follows:

	Fair Value Measurements at December 31, 2025 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$258,972	$258,972	$—	$—	$258,972
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	17,496	—	17,496	—	17,496
Loans held for sale	5,611	—	5,611	—	5,611
Loans and leases, net	1,738,854	—	—	1,725,771	1,725,771
FHLB and FRB stock	8,354	n/a	n/a	n/a	n/a
Accrued interest receivable	8,655	212	107	8,336	8,655
Derivative assets	3,578	—	3,578	—	3,578
Financial Liabilities
Deposits	$(1,780,689)	$(1,084,276)	$(697,492)	$—	$(1,781,768)
FHLB advances and other debt	(100,964)	—	(106,248)	—	(106,248)
Advances by borrowers for taxes and insurance	(2,523)	—	—	(2,523)	(2,523)
Subordinated debentures	(15,039)	—	(17,550)	—	(17,550)
Accrued interest payable	(2,513)	(377)	(2,136)	—	(2,513)
Derivative liabilities	(3,578)	—	(3,578)	—	(3,578)

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

The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 6.84% at June 30, 2026 and 6.80% at December 31, 2025. There were no unamortized debt issuance costs at June 30, 2026. At June 30, 2026 and December 31, 2025, the balance of the subordinated notes was $5,155.

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

The interest rate resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.13% at June 30, 2026 and 8.09% at December 31, 2025. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At June 30, 2026 and December 31, 2025, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,903 and $9,884, respectively.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2026	December 31, 2025
		(unaudited)
FHLB fixed rate advances:
Maturities:
2026	1.45%	$16,000	$16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$58,000	$58,000
Variable rate other debt:
Holding Company credit facility	6.75%	41,231	42,964
Total		$99,231	$100,964

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The FHLB advances were collateralized as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Single-family mortgage loans	$276,034	$291,458
Multi-family mortgage loans	79,605	72,737
Commercial Real Estate loans (1-4 family)	9,007	10,244
Home equity lines of credit	—	2,845
Total	$364,646	$377,284

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $236,053 from the FHLB at June 30, 2026 inclusive of the amount outstanding.

There were no outstanding borrowings from the Federal Reserve Bank (“FRB”) at June 30, 2026 and December 31, 2025.

Assets pledged as collateral with the FRB were as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Commercial Loans	$46,738	$26,362
Commercial Real Estate loans	159,829	136,996
Total	$206,567	$163,358

Based on the collateral pledged, CFBank was eligible to borrow up to $143,872 from the FRB at June 30, 2026.

At June 30, 2026, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at June 30, 2026 and December 31, 2025. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35,000 with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10,000 revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate converted to a floating rate equal to PRIME. The $10,000 revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10,000 that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At June 30, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $41,231 on the facility.

Contractual maturities of the Holding Company credit facility as of June 30, 2026 were as follows:

2026, excluding the six months ended June 30, 2026	$—
2027	12,625
2028	2,625
2029	3,500
2030	3,500
Thereafter	19,250
Less - unamortized debt issuance costs	(269)
$41,231

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding and may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $483 and $849, respectively, for the three and six months ended June 30, 2026 and $401 and $704, respectively, for the three and six months ended June 30, 2025. The total income tax effect was $102 and $178, respectively, for the three and six months ended June 30, 2026 and $84 and $148, respectively, for the three and six months ended June 30, 2025.

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 37,806 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at June 30, 2026.

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

There were no stock options outstanding at June 30, 2026. There were no stock options granted or exercised during the six months ended June 30, 2026 and June 30, 2025.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock on the grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 92,200 shares of restricted stock granted under the 2019 Plan during the six months ended June 30, 2026. There were 84,625 shares of restricted stock granted under the 2019 Plan during the six months ended June 30, 2025.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2026 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	145,818	$20.96
Granted	92,200	30.51
Vested	(67,838)	20.61
Forfeited	(4,117)	25.07
Nonvested at June 30, 2026	166,063	$26.30

As of June 30, 2026 and 2025, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $3,817 and $2,784, respectively.

There were 4,117 shares of restricted stock forfeited during the six months ended June 30, 2026, and 797 shares of restricted stock forfeited during the six months ended June 30, 2025. There were 67,838 shares of restricted stock that vested during the six months ended June 30, 2026, and 62,758 shares of restricted stock that vested during the six months ended June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, based on the computations for the Call Reports (FFIEC 051 Consolidated Reports of Condition and Income) filed by CFBank with the FRB, CFBank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. The following tables present actual and required capital ratios as of June 30, 2026 and December 31, 2025 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital levels are presented for CFBank only as the Holding Company is exempt from quarterly reporting of capital levels on a consolidated basis.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
June 30, 2026
Total Capital to risk weighted assets	$269,596	14.76%	$191,847	10.50%	$182,711	10.00%
Tier 1 (Core) Capital to risk weighted assets	247,569	13.55%	155,304	8.50%	146,169	8.00%
Common equity tier 1 capital to risk-weighted assets	247,569	13.55%	127,898	7.00%	118,762	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	247,569	11.64%	85,108	4.00%	106,385	5.00%

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

The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $141,614 at June 30, 2026 and $102,052 at December 31, 2025.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At June 30, 2026, CFBank had $2,126 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of June 30, 2026, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Notional amount	$141,614	$102,052
Weighted average pay rate on interest-rate swaps	6.00%	5.68%
Weighted average receive rate on interest-rate swaps	6.03%	6.24%
Weighted average maturity (years)	7.0	9.0
Fair value of derivative asset	$3,464	$3,578
Fair value of derivative liability	(3,464)	(3,578)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $6,907 of interest rate lock commitments related to residential mortgage loans at June 30, 2026 and $2,422 of interest rate lock commitments related to residential mortgage loans at December 31, 2025. The fair value of these interest rate lock commitments was immaterial at June 30, 2026 and December 31, 2025.

The following table represents the notional amount of loans sold through mortgage banking activities during the three and six months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Notional amount of loans sold	$15,702	$14,023	$29,183	$23,197

The following table represents the gain (loss) recognized on mortgage activities for the three and six months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gain on loans sold	$150	$206	$295	$320
Gain (loss) from change in fair value of loans held-for-sale	—	—	—	—
	$150	$206	$295	$320

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 12 – INCOME TAXES

At June 30, 2026 and December 31, 2025, the Company had a deferred tax asset recorded in the amount of $4,672 and $4,251, respectively. At June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2023.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2026 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At June 30, 2026, the Company had net operating loss carryforwards of $21,283, which expire at various dates from 2026 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, in August 2012 the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost benefit.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, tax exempt interest, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was 18.6% and 16.9%, respectively, for the three and six months ended June 30, 2026 and 21.3% and 21.0%, respectively, for the three and six months ended June 30, 2025, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.1%)	(0.1%)	(0.9%)	(0.4%)
Tax exempt interest	0.00%	(0.3%)	(0.2%)	(0.3%)
Tax exempt earnings on bank owned life insurance	(0.7%)	(0.8%)	(0.8%)	(0.8%)
Dividends on equity securities	0.0%	0.0%	0.0%	(0.1%)
Tax credit investments	(2.5%)	1.10%	(2.8%)	1.30%
State income tax	0.2%	0.0%	0.1%	0.00%
Other, net	0.7%	0.4%	0.5%	0.3%
Effective tax rate	18.6%	21.3%	16.9%	21.0%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2026 and 2025 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities		Unrealized Gains and (Losses) on Available-for-Sale Securities
Accumulated other comprehensive loss, beginning of period	$(1,489)	$(1,725)	$(1,371)	$(1,803)
Other comprehensive (loss) gain before reclassifications (2)	(171)	158	(289)	236
Net current-period other comprehensive (loss) gain	(171)	158	(289)	236
Accumulated other comprehensive loss, end of period	$(1,660)	$(1,567)	$(1,660)	$(1,567)

(1)
All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)
There were no amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025.

NOTE 14 – PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. At June 30, 2026 and December 31, 2025, 2,000 shares of Series D Preferred Stock were outstanding.

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

NOTE 15 – TAX CREDIT INVESTMENTS

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

The following table summarizes the Company’s tax credit investments as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$24,357	$11,709	$24,570	$12,540
Historic Tax Credit (HTC)	1,625	577	1,835	1,943
Total	$25,982	$12,286	$26,405	$14,483

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three and six months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Amortization expense:
LIHTC	$606	$442	$1,213	$884
HTC	105	(30)	210	210
Total	$711	$412	$1,423	$1,094

Tax credits recognized:
LIHTC	$616	$448	$1,231	$896
HTC	128	256	256	256
Total	$744	$704	$1,487	$1,152

NOTE 16 – SUBSEQUENT EVENT

On July 1, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share on its common stock and a corresponding cash dividend of $9.00 per share on its Series D Preferred Stock. The dividend was paid on July 21, 2026 to shareholders of record as of the close of business on July 13, 2026.

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

Most of our deposits and loans come from our market area. Our principal market area for deposits and loans includes the following counties in Ohio and Indiana: Franklin County, Ohio through our offices in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, Ohio through our office in Orange Village, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; Hamilton County, Ohio through our offices in Blue Ash, Ohio and our Red Bank office in Cincinnati, Ohio; and Marion County, Indiana through our office in Indianapolis, Indiana. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

Financial Condition

General. Assets totaled $2.17 billion at June 30, 2026 and increased $52.3 million, or 2.5%, from $2.12 billion at December 31, 2025. The increase was primarily due to a $59.7 million increase in net loans and leases, partially offset by a $5.9 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $253.1 million at June 30, 2026, and decreased $5.9 million, or 2.3%, from $259.0 million at December 31, 2025. The decrease in cash and cash equivalents was primarily attributed to a $59.7 million increase in net loans and leases, partially offset by a $48.0 million increase in deposits.

Securities. Securities available for sale totaled $17.2 million at June 30, 2026, and decreased $273,000, or 1.6%, compared to $17.5 million at December 31, 2025.

Loans held for sale. Loans held for sale totaled $4.4 million at June 30, 2026, and decreased $1.2 million, or 21.7%, from $5.6 million at December 31, 2025.

Loans and Leases. Net loans and leases totaled $1.80 billion at June 30, 2026, and increased $59.7 million, or 3.4%, from $1.74 billion at December 31, 2025. The increase in loans and leases balances was primarily due to a $69.9 million increase in commercial real estate loan balances, a $10.4 million increase in commercial and industrial (C&I) loan balances, and a $6.1 million increase in construction loan balances, partially offset by a $21.4 million decrease in single-family residential loan balances and a $3.7 million decrease in home equity lines of credit loan balances.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $19.4 million at June 30, 2026, and increased 1.7 million, or 9.9%, from $17.7 million at December 31, 2025. The ratio of the ACL - Loans to total loans was 1.07% at June 30, 2026, compared to 1.01% at December 31, 2025.

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

Individually evaluated loans totaled $18.1 million at June 30, 2026, and increased $5.7 million, or 46.1%, from $12.4 million at December 31, 2025. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $3.4 million at June 30, 2026 and $2.8 million at December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The reserve on each individually evaluated loan is based on management’s estimate of the present value of estimated future cash flows using the loan’s effective rate or the fair value of collateral, if repayment is expected solely from the collateral. On at least a quarterly basis, management reviews each individually evaluated loan to determine whether it should have a reserve or partial charge-off. Management relies on appraisals or internal evaluations to help make this determination. Determination of whether to use an updated appraisal or internal evaluation is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property and whether we expect the collateral to go through the foreclosure or liquidation process. Management considers the need for a downward adjustment to the valuation based on current market conditions and on management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $20.8 million at June 30, 2026, and increased $5.5 million from $15.3 million at December 31, 2025. The increase in nonaccrual loans included the addition of one non-core (syndicated) commercial and industrial (C&I) loan for $5.0 million. The ratio of nonperforming loans to total loans was 1.15% at June 30, 2026 compared to 0.87% at December 31, 2025.

During the three and six months ended June 30, 2026 and 2025, the Company did not modify any loans where the borrower was experiencing financial difficulty.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard, doubtful or loss are considered classified assets. See Note 4 - Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the regulatory asset classifications.

The level of total criticized and classified loans increased by $35.4 million, or 123.1%, during the six months ended June 30, 2026. The increase in criticized and classified loans was primarily the result of three relationships that were downgraded during the six months ended June 30, 2026. Loans designated as special mention increased $29.9 million, or 161.3%, and totaled $48.4 million at June 30, 2026, compared to $18.5 million at December 31, 2025. Loans classified as substandard increased $5.5 million, or 56.2%, and totaled $15.4 million at June 30, 2026, compared to $9.9 million at December 31, 2025. Loans designated as doubtful totaled $385,000 at both June 30, 2026 and December 31, 2025. See Note 4 - Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $7.5 million and totaled $20.4 million at June 30, 2026, compared to $12.9 million at December 31, 2025. Past due loans totaled 1.1% of the loan portfolio at June 30, 2026, compared to 0.7% at December 31, 2025. See Note 4 - Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $145.4 million, or 38.3%, of CFBank’s commercial portfolio at June 30, 2026, compared to $111.2 million, or 30.1%, at December 31, 2025. Interest only home equity lines of credit totaled $37.8 million, or 98.7%, of the total home equity lines of credit at June 30, 2026, compared to $41.1 million, or 98.5%, at December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of June 30, 2026; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at June 30, 2026 or December 31, 2025. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.83 billion at June 30, 2026, an increase of $48.0 million, or 2.7%, when compared to $1.78 billion at December 31, 2025. The increase when compared to December 31, 2025 was primarily due to a $59.9 million increase in interest-bearing account balances, partially offset by an $11.9 million decrease in noninterest-bearing accounts balances. The increase in interest-bearing account balances and the decrease in noninterest-bearing balances were primarily driven by new customer deposits, partially offset by customer movement between account types.

At June 30, 2026, approximately 32.0% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.5% at December 31, 2025.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $334.1 million at June 30, 2026, and decreased $66.5 million, or 16.5%, from $400.4 million at December 31, 2025. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $298.7 million at June 30, 2026, and increased $20.0 million, or 7.1%, from $278.7 million at December 31, 2025.

FHLB advances and other debt. FHLB advances and other debt totaled $99.2 million at June 30, 2026 and $101.0 million at December 31, 2025. The decrease was primarily due to a $1.8 million decrease in the outstanding balance on the Holding Company credit facility.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate then would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate converted to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At June 30, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $41.2 million on the credit facility.

At June 30, 2026, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at June 30, 2026 or December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Subordinated debentures. Subordinated debentures totaled $15.1 million at June 30, 2026 and $15.0 million at December 31, 2025. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9.6 million after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at June 30, 2026 and December 31, 2025.

Stockholders’ equity. Stockholders’ equity totaled $194.3 million at June 30, 2026, an increase of $9.9 million, or 5.4%, from $184.4 million at December 31, 2025. The increase in stockholders’ equity during the six months ended June 30, 2026 was primarily attributed to net income, partially offset by $1.2 million in dividend payments.

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

Comparison of the Results of Operations for the Three Months Ended June, 2026 and 2025.

General. Net income for the three months ended June 30, 2026 totaled $5.9 million (or $0.90 per diluted common share) compared to net income of $5.0 million (or $0.77 per diluted common share) for the three months ended June 30, 2025. The increase in net income was primarily the result of an increase in net interest income, a decrease in provision for credit losses expense and an increase in noninterest income, partially offset by an increase in noninterest expense.

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

Net interest income totaled $14.8 million for the quarter ended June 30, 2026 and increased $843,000, or 6.0%, compared to net interest income of $14.0 million for the quarter ended June 30, 2025. The increase was primarily due to a $1.2 million, or 7.2%, decrease in interest expense, partially offset by a $337,000, or 1.1%, decrease in interest income. The decrease in interest expense was primarily attributed to a 37bps decrease in the average rate on interest-bearing liabilities, partially offset by a $30.6 million, or 2.0%, increase in average interest-bearing liabilities. The decrease in interest income was primarily attributed to a 21bps decrease in the average yield on interest-earning assets, partially offset by a $48.5 million, or 2.5%, increase in average interest-earning assets outstanding. The net interest margin of 2.93% for the quarter ended June 30, 2026 increased 10bps compared to the net interest margin of 2.83% for the second quarter of 2025.

Interest income totaled $30.0 million for the quarter ended June 30, 2026, and decreased $337,000, or 1.1%, compared to $30.3 million for the quarter ended June 30, 2025. The decrease in interest income was primarily attributed to a 78bps decrease in the average yield on other earning assets, which consist of interest-bearing cash balances in other financial institutions, partially offset by a $35.5 million, or 17.7%, increase in average other earning asset balances.

Interest expense totaled $15.2 million for the quarter ended June 30, 2026, and decreased $1.2 million, or 7.2%, compared to $16.4 million for the quarter ended June 30, 2025. The decrease in interest expense was primarily attributed to a 44bps decrease in the average rate of interest-bearing deposits, partially offset by a $22.6 million, or 1.6%, increase in average interest-bearing deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Provision for credit losses. There was $944,000 in provision for credit losses expense for the quarter ended June 30, 2026, which reflected a decrease of $483,000, compared to $1.4 million in provision expense for the quarter ended June 30, 2025. Net recoveries for the quarter ended June 30, 2026 totaled $106,000 compared to net charge-offs of $51,000 for the quarter ended June 30, 2025.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
(unaudited)	(Dollars in thousands)
Commercial	$(99)	$61
Single-family residential real estate	(6)	(10)
Home equity lines of credit	(1)	-
Total	$(106)	$51

Noninterest income. Noninterest income for the quarter ended June 30, 2026 totaled $1.7 million and increased $121,000, or 7.7%, compared to $1.6 million for the quarter ended June 30, 2025. The increase was primarily related to a $196,000 increase in service charges on deposit accounts.

Noninterest expense. Noninterest expense for the quarter ended June 30, 2026 totaled $8.3 million and increased $584,000, or 7.5%, compared to $7.8 million for the quarter ended June 30, 2025. The increase in noninterest expense was primarily due to a $371,000 increase in salaries and employee benefits, coupled with a $165,000 increase in other noninterest expense. The increase in salaries and benefits was primarily due to an increase in incentive compensation expense while the increase in other noninterest income was primarily the result of a $90,000 loss on the disposal of assets from the closure of our Ohio City branch.

Income tax expense. Income tax expense was $1.4 million for the quarter ended June 30, 2026, a decrease of $14,000, or 1.0%, compared to $1.4 million for the quarter ended June 30, 2025. The effective tax rate for the quarter ended June 30, 2026 was approximately 18.6%, as compared to approximately 21.3% for the quarter ended June 30, 2025. The decline in the effective tax rate for the quarter ended June 30, 2026 was driven by the impact of low-income housing and historic tax credit investments.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2026 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing tax credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2026 and 2025.

General. Net income for the six months ended June 30, 2026 totaled $10.9 million (or $1.67 per diluted common share) compared to net income of $9.5 million (or $1.45 per diluted common share) for the six months ended June 30, 2025. The increase in net income was primarily the result of an increase in net interest income, a decrease in provision for credit losses expense and an increase in noninterest income, partially offset by an increase in noninterest expense.

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

Net interest income totaled $28.2 million for the six months ended June 30, 2026 and increased $1.3 million, or 4.7%, compared to net interest income of $26.9 million for the six months ended June 30, 2025. The increase was primarily due to a $2.6 million, or 8.2%, decrease in interest expense, partially offset by a $1.4 million, or 2.4%, decrease in interest income. The decrease in interest expense was attributed to a 38bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $19.6 million, or 1.3%, increase in average interest-bearing liabilities outstanding. The decrease in interest income was primarily attributed to a 25bps decrease in the average yield on interest-earning assets, partially offset by a $38.5 million, or 2.0%, increase in average

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

interest-earning assets outstanding. The net interest margin of 2.81% for the six months ended June 30, 2026 increased 7bps compared to the net interest margin of 2.74% for the six months ended June 30, 2025.

Interest income totaled $58.2 million for the six months ended June 30, 2026, and decreased $1.4 million, or 2.4%, compared to $59.6 million for the six months ended June 30, 2025. The decrease in interest income was primarily attributed to an 82bps decrease in the average rate of other earning assets, which consist of interest-bearing cash balances in other financial institutions, partially offset by a $34.8 million, or 18.1%, increase in average other earning asset balances.

Interest expense totaled $30.0 million for the six months ended June 30, 2026, and decreased $2.6 million, or 8.2%, compared to $32.6 million for the six months ended June 30, 2025. The decrease in interest expense was primarily attributed to a 46bps decrease in the average rate of interest-bearing deposits, partially offset by an $11.4 million, or 0.8%, increase in average interest-bearing deposits.

Provision for credit losses. There was $1.5 million in provision for credit losses expense for the six months ended June 30, 2026, which reflected a decrease of $461,000, compared to a $2.0 million provision for the six months ended June 30, 2025. The decrease was primarily the result of a $407,000 decline in the provision for credit losses on unfunded commitments. The decline in the provision for credit losses on unfunded commitments was driven by a $59.7 million decline in unfunded commitments in construction loan categories during the six months ended June 30, 2026 compared to a $24.5 million decline in those categories during the six months ended June 30, 2025. Net recoveries for the six months ended June 30, 2026 totaled $90,000 compared to net charge-offs of $74,000 for the six months ended June 30, 2025.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025

(unaudited)	(Dollars in thousands)
Commercial	$(73)	$67
Single-family residential real estate	(16)	8
Home equity lines of credit	(1)	(1)
Total	$(90)	$74

Noninterest income. Noninterest income for the six months ended June 30, 2026 totaled $3.2 million and increased $402,000, or 14.4%, compared to $2.8 million for the six months ended June 30, 2025. The increase was primarily due to a $368,000 increase in service charges on deposit accounts, which was driven by pricing increases implemented in the fourth quarter of 2025.

Noninterest expense. Noninterest expense for the six months ended June 30, 2026 totaled $16.6 million and increased $941,000, or 6.0%, compared to $15.7 million for the six months ended June 30, 2025. The increase in noninterest expense was primarily due to a $516,000 increase in salaries and employee benefits and a $335,000 increase in advertising and marketing expense. The increase in salaries and employee benefits was primarily driven by higher payroll and related tax expense from the expansion of our commercial banking regional teams throughout our footprint, coupled with higher stock-based compensation expense. The increase in advertising and marketing expense was predominantly due to some additional marketing campaigns during the first quarter of 2026.

Income tax expense. Income tax expense was $2.2 million for the six months ended June 30, 2026, a decrease of $295,000, or 11.7%, compared to $2.5 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was approximately 16.9%, as compared to approximately 21% for the six months ended June 30, 2025. The decline in the effective tax rate for the six months ended June 30, 2026 was driven by the impact of low-income housing and historic tax credit investments.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2026 that no valuation allowance was required against the net deferred tax asset.

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

	Three months ended June 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,396	$175	3.62%	$8,830	$40	1.45%
Loans and leases and loans held for sale (3)	1,764,433	27,510	6.24%	1,760,308	27,907	6.34%
Other earning assets	236,107	2,196	3.72%	200,614	2,259	4.50%
FHLB and FRB stock	8,368	141	6.74%	8,028	153	7.62%
Total interest-earning assets	2,026,304	30,022	5.92%	1,977,780	30,359	6.13%
Noninterest-earning assets	102,344			97,153
Total assets	$2,128,648			$2,074,933

Interest-bearing liabilities:
Deposits	$1,487,547	13,812	3.71%	$1,464,909	15,186	4.15%
FHLB advances and other borrowings	115,223	1,366	4.74%	107,248	1,172	4.37%
Total interest-bearing liabilities	1,602,770	15,178	3.79%	1,572,157	16,358	4.16%

Noninterest-bearing liabilities	333,819			327,187
Total liabilities	1,936,589			1,899,344

Equity	192,059			175,589
Total liabilities and equity	$2,128,648			$2,074,933

Net interest-earning assets	$423,534			$405,623
Net interest income/interest rate spread		$14,844	2.13%		$14,001	1.97%
Net interest margin			2.93%			2.83%
Average interest-earning assets to average interest-bearing liabilities	126.43%			125.80%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	Six months ended June 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,460	$362	3.75%	$11,218	$179	2.66%
Loans and leases and loans held for sale (3)	1,751,318	53,319	6.09%	1,754,172	54,722	6.24%
Other earning assets	226,855	4,188	3.69%	192,065	4,331	4.51%
FHLB and FRB stock	8,363	283	6.77%	8,089	327	8.09%
Total interest-earning assets	2,003,996	58,152	5.80%	1,965,544	59,559	6.05%
Noninterest-earning assets	101,278			98,505
Total assets	$2,105,274			$2,064,049

Interest-bearing liabilities:
Deposits	$1,476,408	27,296	3.70%	$1,464,977	30,439	4.16%
FHLB advances and other borrowings	115,616	2,692	4.66%	107,468	2,210	4.11%
Total interest-bearing liabilities	1,592,024	29,988	3.77%	1,572,445	32,649	4.15%

Noninterest-bearing liabilities	323,618			318,370
Total liabilities	1,915,642			1,890,815

Equity	189,632			173,234
Total liabilities and equity	$2,105,274			$2,064,049

Net interest-earning assets	$411,972			$393,099
Net interest income/interest rate spread		$28,164	2.03%		$26,910	1.90%
Net interest margin			2.81%			2.74%
Average interest-earning assets to average interest-bearing liabilities	125.88%			125.00%

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

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2025			June 30, 2025
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$82	$53	$135	$78	$105	$183
Loans and leases	(802)	405	(397)	(1,314)	(89)	(1,403)
Other earning assets	(1,612)	1,549	(63)	(1,644)	1,501	(143)
FHLB and FRB Stock	(47)	35	(12)	(73)	29	(44)
Total interest-earning assets	(2,379)	2,042	(337)	(2,953)	1,546	(1,407)

Interest-bearing liabilities:
Deposits	(2,839)	1,465	(1,374)	(3,825)	682	(3,143)
FHLB advances and other borrowings	103	91	194	308	174	482
Total interest-bearing liabilities	(2,736)	1,556	(1,180)	(3,517)	856	(2,661)

Net change in net interest income	$357	$486	$843	$564	$690	$1,254

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

We believe there have been no significant changes during the six months ended June 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$267,209	$273,349
Additional borrowing capacity at the FHLB	177,753	184,374
Additional borrowing capacity at the FRB	143,872	122,360
Unused commercial bank lines of credit	65,000	65,000
Total	$653,834	$645,083

Cash, unpledged securities and deposits in other financial institutions decreased $6.1 million, or 2.3%, to $267.2 million at June 30, 2026, compared to $273.3 million at December 31, 2025.

CFBank’s additional borrowing capacity with the FHLB decreased $6.6 million, or 3.6%, to $177.8 million at June 30, 2026, compared to $184.4 million at December 31, 2025.

CFBank’s additional borrowing capacity at the FRB increased $21.5 million, or 17.6%, to $143.9 million at June 30, 2026 from $122.4 million at December 31, 2025. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at June 30, 2026 and at December 31, 2025.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at June 30, 2026 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common and preferred stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $355,000. The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 6.84% at June 30, 2026.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $815,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.13% at June 30, 2026.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate converted to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At June 30, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $41.2 million on the credit facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2026, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2026.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
Not applicable.
(c)
The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2026.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (2)	Maximum number of common shares that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026	6,162	(1)	$29.49	—	270,356
May 1, 2026 through May 31, 2026	579	(1)	29.16	—	270,356
June 1, 2026 through June 30, 2026	1,932	(1)	30.25	—	270,356
Total	8,673		$29.64	—

(1)
Represents shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.
(2)
On February 4, 2025, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of 325,000 shares, or approximately 5% of the Company's outstanding common stock, on or before January 31, 2026. The Company's Board of Directors subsequently extended the stock repurchase program on December 17, 2025 to August 15, 2026 and on July 29, 2026, to March 15, 2027. As of June 30, 2026 a total of 270,356 shares remained available to be purchased by the Company under this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
On May 13, 2026, Timothy T. O’Dell, Chief Executive Officer, President and a director of the Holding Company and Chief Executive Officer and a director of CFBank, adopted a trading plan for estate and financial planning purposes. The plan is intended to satisfy the affirmative defense under Rule 10b5-1(c) of the Exchange Act. Mr. O'Dell currently holds an aggregate of 305,972 shares of CF Bankshares Inc. (Voting) Common Stock. Information regarding the plan is provided in the table.

Name	Title	Action	Date	Trading Arrangement Rule 10b5-1	Total Common Shares to be Sold (1)	Expiration Date
Timothy T. O’Dell	Director, CEO and President of the Holding Company and Director and CEO of CFBank	Adopt	May 13, 2026	X	60,000	June 30, 2027

(1)
Sales in each quarter are limited to 15,000 shares (plus any shares unsold in previous quarters).

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

CF BANKSHARES INC.

Dated: August 7, 2026	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 7, 2026	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer