Form 10-Q
period 2026-09-30
CF BANKSHARES INC.
filed 2026-11-06
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 1, 2026, there were 6,689,655 shares of the registrant’s (Voting) Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents	$248,596	$258,972
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	16,532	17,496
Loans held for sale, at fair value	2,431	5,611
Loans and leases, net of allowance for credit losses of $19,045 and $17,678, respectively	1,838,293	1,738,854
FHLB and FRB stock	8,389	8,354
Premises and equipment, net	3,260	3,547
Operating lease right-of-use assets	5,531	5,680
Bank owned life insurance	28,803	28,049
Accrued interest receivable and other assets	60,265	50,658
Total assets	$2,212,200	$2,117,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$272,703	$285,523
Interest bearing	1,584,481	1,495,166
Total deposits	1,857,184	1,780,689
FHLB advances and other debt	99,240	100,964
Advances by borrowers for taxes and insurance	1,472	2,523
Operating lease liabilities	5,766	5,878
Accrued interest payable and other liabilities	33,936	27,802
Subordinated debentures	15,068	15,039
Total liabilities	2,012,666	1,932,895
Commitments and contingent liabilities	—	—
Stockholders' equity
Common stock, $0.01 par value; shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 7,167,338 at September 30, 2026 and 6,800,762 at December 31, 2025	72	68
Non-voting common stock, $0.01 par value; shares issued: 0 at September 30, 2026 and 76,700 at December 31, 2025	—	1
Series D preferred stock, $0.01 par value; 5,000 shares authorized; shares issued: 0 at September 30, 2026 and 2,000 at December 31, 2025	—	—
Additional paid-in capital	94,945	93,618
Retained earnings	119,095	103,883
Accumulated other comprehensive loss	(2,238)	(1,371)
Treasury stock, at cost; 477,683 shares of voting common stock at September 30, 2026 and 459,113 shares of voting common stock at December 31, 2025	(12,340)	(11,773)
Total stockholders' equity	199,534	184,426
Total liabilities and stockholders' equity	$2,212,200	$2,117,321

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans and leases, including fees	$28,045	$27,407	$81,364	$82,129
Securities	156	55	518	234
FHLB and FRB stock dividends	139	154	422	481
Federal funds sold and other	1,774	2,753	5,962	7,084
	30,114	30,369	88,266	89,928
Interest expense
Deposits	13,753	15,205	41,049	45,644
FHLB advances and other debt	1,105	1,045	3,194	2,605
Subordinated debentures	307	329	910	979
	15,165	16,579	45,153	49,228
Net interest income	14,949	13,790	43,113	40,700
Provision for credit losses
Provision for credit losses-loans	575	4,818	2,243	6,540
Provision for (recovery of) credit losses-unfunded commitments	(24)	251	(144)	538
	551	5,069	2,099	7,078
Net interest income after provision for credit losses	14,398	8,721	41,014	33,622
Noninterest income
Service charges on deposit accounts	988	696	2,744	2,084
Net gains on sales of residential mortgage loans	172	209	467	529
Net loss on sales of commercial loans	—	—	—	(18)
Net loss on sale of equity security	—	—	—	(103)
Swap fee income	143	228	387	424
Earnings on bank owned life insurance	257	237	754	694
Other	199	348	595	894
	1,759	1,718	4,947	4,504
Noninterest expense
Salaries and employee benefits	4,551	3,800	13,204	11,937
Occupancy and equipment	411	444	1,236	1,295
Data processing	904	709	2,449	2,066
Franchise and other taxes	386	303	1,157	910
Professional fees	994	828	2,662	2,514
Director fees	195	187	555	544
Postage, printing and supplies	31	23	113	118
Advertising and marketing	133	130	596	258
Telephone	38	43	127	141
Loan expenses	201	201	605	722
Foreclosed assets, net	1	10	6	14
Depreciation	104	116	345	352
FDIC premiums	408	506	1,229	1,586
Regulatory assessment	46	33	136	162
Other insurance	60	49	167	145
Loss on disposal of premises and equipment	37	—	128	—
Other	264	344	698	670
	8,764	7,726	25,413	23,434
Income before income taxes	7,393	2,713	20,548	14,692
Income tax expense	1,360	373	3,579	2,887
Net income	$6,033	$2,340	$16,969	$11,805
Earnings allocated to participating securities (Series D preferred stock)	(109)	(72)	(448)	(364)
Net income attributable to common stockholders	$5,924	$2,268	$16,521	$11,441

Earnings per common share:
Basic	$0.92	$0.36	$2.61	$1.82
Diluted	$0.91	$0.36	$2.59	$1.81

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$6,033	$2,340	$16,969	$11,805
Other comprehensive income:
Unrealized holding (losses) gains arising during the period related to securities available for sale, net of tax of ($154) and $42 and ($230) and $104, respectively	(578)	158	(867)	394
Other comprehensive income, net of tax	(578)	158	(867)	394
Comprehensive income	$5,455	$2,498	$16,102	$12,199

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended September 30, 2026	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at July 1, 2026	$69	$1	$—	$94,466	$113,650	$(1,660)	$(12,190)	$194,336
Net income	—	—	—	—	6,033	—	—	6,033
Other comprehensive loss	—	—	—	—	—	(578)	—	(578)
Issuance of 3,700 stock based incentive plan shares, net of forfeitures	—	—	—	—	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	481	—	—	—	481
Purchase of 4,350 treasury shares	—	—	—	—	—	—	(150)	(150)
Conversion of 2,000 shares of Series D Preferred Stock to 200,000 shares of voting common stock	2	—	—	(2)	—	—	—	—
Conversion of 76,700 shares of non-voting common stock to 76,700 shares of voting common stock	1	(1)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	(570)	—	—	(570)
Cash dividends declared on Series D preferred Stock ($9.00 per share)	—	—	—	—	(18)	—	—	(18)
Balance at September 30, 2026	$72	$—	$—	$94,945	$119,095	$(2,238)	$(12,340)	$199,534

Nine months ended September 30, 2026	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2026	$68	$1	$—	$93,618	$103,883	$(1,371)	$(11,773)	$184,426
Net income	—	—	—	—	16,969	—	—	16,969
Other comprehensive loss	—	—	—	—	—	(867)	—	(867)
Issuance of 95,900 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	1,330	—	—	—	1,330
Acquisition of 14,220 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(417)	(417)
Purchase of 4,350 treasury shares	—	—	—	—	—	—	(150)	(150)
Conversion of 2,000 shares of Series D Preferred Stock to 200,000 shares of voting common stock	2	—	—	(2)	—	—	—	—
Conversion of 76,700 shares of non-voting common stock to 76,700 shares of voting common stock	1	(1)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.27 per share)	—	—	—	—	(1,703)	—	—	(1,703)
Cash dividends declared on Series D preferred Stock ($27.00 per share)	—	—	—	—	(54)	—	—	(54)
Balance at September 30, 2026	$72	$—	$—	$94,945	$119,095	$(2,238)	$(12,340)	$199,534

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

Three months ended September 30, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity

Balance at July 1, 2025	$60	$9	$—	$92,928	$96,846	$(1,567)	$(11,253)	$177,023
Net income	—	—	—	—	2,340	—	—	2,340
Other comprehensive income	—	—	—	—	—	158	—	158
Restricted stock expense, net of forfeitures	—	—	—	370	—	—	—	370
Acquisition of 185 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(5)	(5)
Purchase of 3,240 treasury shares	—	—	—	—	—	—	(76)	(76)
Conversion of 823,600 shares of non-voting common stock to common stock	8	(8)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.08 per share)	—	—	—	—	(503)	—	—	(503)
Cash dividends declared on Series D preferred stock ($8.00 per share)	—	—	—	—	(16)	—	—	(16)
Balance at September 30, 2025	$68	$1	$—	$93,298	$98,667	$(1,409)	$(11,334)	$179,291

Nine months ended September 30, 2025	Voting Common Stock	Non- Voting Common Stock	Series D Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2025	$55	$13	$—	$92,225	$88,290	$(1,803)	$(10,343)	$168,437
Net income	—	—	—	—	11,805	—	—	11,805
Other comprehensive income	—	—	—	—	—	394	—	394
Issuance of 84,625 stock based incentive plan shares, net of forfeitures	1	—	—	(1)	—	—	—	—
Restricted stock expense, net of forfeitures	—	—	—	1,074	—	—	—	1,074
Acquisition of 6,268 treasury shares surrendered upon vesting of restricted stock for payment of taxes	—	—	—	—	—	—	(148)	(148)
Purchase of 35,378 treasury shares	—	—	—	—	—	—	(843)	(843)
Conversion of 1,184,000 shares of non-voting common stock to common stock	12	(12)	—	—	—	—	—	—
Cash dividends declared on common stock ($0.22 per share)	—	—	—	—	(1,384)	—	—	(1,384)
Cash dividends declared on Series D preferred stock ($22.00 per share)	—	—	—	—	(44)	—	—	(44)
Balance at September 30, 2025	$68	$1	$—	$93,298	$98,667	$(1,409)	$(11,334)	$179,291

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Net Income	$16,969	$11,805
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,099	7,078
Depreciation	345	352
Accretion, net	(1,717)	(1,403)
Deferred income tax (benefit) expense	(578)	125
Net loss on sale of equity security	—	103
Originations of loans held for sale	(44,932)	(35,683)
Proceeds from sale of loans held for sale	48,406	36,351
Net gains on sales of residential mortgage loans	(467)	(529)
Net losses on sales of commercial loans	—	18
Loss on disposal of premises and equipment	128	—
Earnings on bank owned life insurance	(754)	(694)
Stock-based compensation expense	1,330	1,074
Net change in:
Operating lease right-of-use asset	504	493
Accrued interest receivable and other assets	(2,910)	(1,476)
Operating lease liability	(467)	(450)
Accrued interest payable and other liabilities	278	(1,522)
Net cash from operating activities	18,234	15,642
Cash flows used by investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	1,103	1,000
Purchases	(1,001)	(1,000)
Proceeds from the sale of equity security	—	4,897
Loan and lease originations and payments, net	(98,969)	(30,534)
Purchase of loans and leases	(1,003)	(2,337)
Proceeds from the sale of loans	—	20,441
Additions to premises and equipment	(186)	(432)
Redemption (purchase) of FHLB and FRB stock	(35)	575
Other adjustments	111	430
Proceeds from the sale of foreclosed assets	—	524
Net cash used by investing activities	(99,980)	(6,436)
Cash flows from financing activities:
Net change in deposits	76,495	22,811
Proceeds from FHLB advances and other debt	125	10,130
Repayments on FHLB advances and other debt	(1,875)	(1,880)
Net change in advances by borrowers for taxes and insurance	(1,051)	(759)
Cash dividends paid	(1,757)	(1,428)
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(417)	(148)
Purchase of treasury shares	(150)	(843)
Net cash from financing activities	71,370	27,883

Net change in cash and cash equivalents	(10,376)	37,089
Beginning cash and cash equivalents	258,972	235,272
Ending cash and cash equivalents	$248,596	$272,361

See accompanying notes to unaudited consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$44,795	$48,924
Income tax paid	1,921	2,685

Supplemental noncash disclosures:
Transfer from loans to foreclosed assets	$—	$524
Loans transferred from held for sale to portfolio	173	—
Investment payable on limited partnerships	6,000	6,000
Initial recognition of operating right-of-use lease asset	355	254
Right-of-use asset obtained in exchange for new operating lease liability	355	254

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report on Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2026 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2025 Annual Report to Stockholders included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as the “2025 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Quarterly Report on Form 10-Q.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Allowance for credit losses on investment securities available for sale: For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Company has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company did not record an allowance for credit losses on its investment securities available for sale as of September 30, 2026 or December 31, 2025, as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, an adjustment is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets at September 30, 2026 or at December 31, 2025.

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

Holding Company Loans to Developers: The Holding Company engages in lending to developers for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The developers are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on the interest charged on outstanding balances and from incentive payments as the housing units are sold. The outstanding balance of these loans by the Holding Company at September 30, 2026 and December 31, 2025 was $1,664 and $853, respectively, and is included in Accrued interest receivable and other assets on the Consolidated Balance Sheets. Income recognized, including incentive payments, was $7 and $34, respectively, for the three and nine months ended September 30, 2026 and $44 and $152, respectively, for the three and nine months ended September 30, 2025 and is included in Other noninterest income in the Consolidated Statements of Income.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Investment in Real Estate Entity: CFBank made an equity investment as a non-managing member in the real estate entity that owns and operates the building that houses the Company’s headquarters. Upon applying Accounting Standards Codification (“ASC”) 810, the Company determined that CFBank was not the primary beneficiary of the real estate entity, a variable interest entity. Therefore, the real estate entity was not consolidated in the Company’s financial statements and was instead accounted for using the equity method of accounting. The maximum exposure to loss related to this investment was $1.2 million at December 31, 2025. The $1.2 million investment was sold during the three months ended September 30, 2026 and the Company recognized a $56 gain.

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (Series D Preferred Stock) according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive securities for the three and nine months ended September 30, 2026 and 2025. The factors used in the earnings per share computation follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Basic
Net income	$6,033	$2,340	$16,969	$11,805
Earnings allocated to participating securities	(109)	(72)	(448)	(364)
Net income allocated to common stockholders	$5,924	$2,268	$16,521	$11,441

Weighted average common shares outstanding including unvested share-based payment awards	6,574,720	6,445,150	6,507,885	6,439,525
Less: Unvested share-based payment awards- 2019 Plan	(166,350)	(152,452)	(169,028)	(146,575)
Average shares	6,408,370	6,292,698	6,338,857	6,292,950
Basic earnings per common share	$0.92	$0.36	$2.61	$1.82

Diluted
Net income allocated to common stockholders	$5,924	$2,268	$16,521	$11,441

Weighted average common shares outstanding for basic earnings per common share	6,408,370	6,292,698	6,338,857	6,292,950
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	67,070	53,545	43,944	32,650
Average shares and dilutive potential common shares	6,475,440	6,346,243	6,382,801	6,325,600
Diluted earnings per common share	$0.91	$0.36	$2.59	$1.81

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the Company’s available-for-sale securities portfolio at September 30, 2026 and December 31, 2025, and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026 (unaudited)
Corporate debt	$9,987	$—	$2,037	$7,950
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,000	—	4	996
Collateralized mortgage obligations	8,377	—	791	7,586
Total	$19,364	$—	$2,832	$16,532

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Corporate debt	$9,985	$—	$1,585	$8,400
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	998	2	—	1,000
Collateralized mortgage obligations	8,248	—	152	8,096
Total	$19,231	$2	$1,737	$17,496

There was no impairment recognized in accumulated other comprehensive loss for securities available for sale at September 30, 2026 or September 30, 2025.

There were no sales of securities during the three and nine months ended September 30, 2026 and 2025.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at September 30, 2026 and December 31, 2025 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026		December 31, 2025
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$996	$998	$1,000
Due from one to five years	9,987	7,950	—	—
Due from five to ten years	—	—	9,985	8,400
Collateralized mortgage obligations	8,377	7,586	8,248	8,096
Total	$19,364	$16,532	$19,231	$17,496

Fair value of securities pledged as collateral was as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Pledged as collateral for:
Public deposits	747	750
Total	$747	$750

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following tables summarize securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2026 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$7,950	$2,037	$7,950	$2,037
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	996	4	—	—	996	4
Collateralized mortgage obligations	7,586	791	—	—	7,586	791
Total temporarily impaired	$8,582	$795	$7,950	$2,037	$16,532	$2,832

December 31, 2025	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$—	$—	$8,400	$1,585	$8,400	$1,585
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	8,096	152	—	—	8,096	152
Total temporarily impaired	$8,096	$152	$8,400	$1,585	$16,496	$1,737

At September 30, 2026, 100% of the Company’s available for sale securities were reported at less than historical cost. At December 31, 2025, 94.3% of the Company's available for sale securities were reported at less than historical cost.

The unrealized losses at September 30, 2026 were related to one corporate debt security, one U.S. Treasury security and one collateralized mortgage obligation security. The unrealized losses at December 31, 2025 were related to one corporate debt security and one collateralized mortgage obligation security. Because the decline in fair values were attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not record an allowance for credit losses with respect to these securities at September 30, 2026 or at December 31, 2025.

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

	September 30, 2026	December 31, 2025
	(unaudited)
Commercial (1)	$378,848	$369,430
Real estate:
Single-family residential	402,447	427,905
Multi-family residential	176,758	170,972
Commercial	629,988	533,923
Construction	226,421	208,936
Consumer:
Home equity lines of credit	38,850	41,983
Other	4,026	3,383
Subtotal	1,857,338	1,756,532
Less: ACL – Loans	(19,045)	(17,678)
Loans and leases, net	$1,838,293	$1,738,854

(1)
Includes $571 and $2,710 of commercial leases at September 30, 2026 and December 31, 2025, respectively.

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

The following tables present the activity in the ACL - Loans by portfolio segment for the three and nine months ended September 30, 2026 and 2025 (unaudited).

	Three Months Ended September 30, 2026 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, July 1, 2026	$6,303	$2,536	$2,145	$5,285	$2,485	$382	$300	$19,436
Provision (reversal) for credit losses	9	(88)	(579)	301	921	(19)	30	575
Recoveries on loans	11	4	—	—	—	—	—	15
Loans charged off	(981)	—	—	—	—	—	—	(981)
Balances, September 30, 2026	$5,342	$2,452	$1,566	$5,586	$3,406	$363	$330	$19,045

	Nine Months Ended September 30, 2026 (unaudited)
		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2026	$6,001	$2,528	$1,494	$4,938	$2,031	$390	$296	$17,678
Provision (reversal) for credit losses	238	(96)	72	648	1,375	(28)	34	2,243
Recoveries on loans	161	20	—	—	—	1	—	182
Loans charged off	(1,058)	—	—	—	—	—	—	(1,058)
Balances, September 30, 2026	$5,342	$2,452	$1,566	$5,586	$3,406	$363	$330	$19,045

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total

Allowance for credit losses
Balances, July 1, 2025	$9,126	$2,360	$1,061	$3,868	$1,996	$384	$327	$19,122
Provision (reversal) for credit losses	4,189	154	29	478	(57)	18	7	4,818
Recoveries on loans	41	8	—	—	—	-	—	49
Loans charged off	(7,148)	—	—	—	—	—	—	(7,148)
Balances, September 30, 2025	$6,208	$2,522	$1,090	$4,346	$1,939	$402	$334	$16,841

	Nine Months Ended September 30, 2025 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Allowance for credit losses
Balances, January 1, 2025	$7,005	$2,787	$1,382	$3,918	$1,741	$371	$270	$17,474
Provision (reversal) for credit losses	6,377	(265)	(292)	428	198	30	64	6,540
Recoveries on loans	106	27	—	—	—	1	—	134
Loans charged off	(7,280)	(27)	—	—	—	—	—	(7,307)
Balances, September 30, 2025	$6,208	$2,522	$1,090	$4,346	$1,939	$402	$334	$16,841

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

	September 30, 2026 (unaudited)
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$6,695	$6,695	$714
Real estate:
Single-family residential	73	—	73	—
Commercial:
Owner occupied	—	5,162	5,162	318
Construction	—	1,590	1,590	959
Total	$73	$13,447	$13,520	$1,991

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

	December 31, 2025
	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial	$—	$3,128	$3,128	$1,415
Real estate:
Single-family residential	79	—	79	—
Commercial:
Owner occupied	—	5,204	5,204	380
Total	$79	$8,332	$8,411	$1,795

The following table presents the recorded investment in nonaccrual loans by class of loans at September 30, 2026 (unaudited):

	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial	$10,320	$1,093
Real estate:
Single-family residential	2,804	2,804
Commercial:
Owner occupied	5,162	4,469
Construction	1,590	—
Consumer:
Home equity lines of credit	91	91
Other	390	390
Total nonaccrual loans	$20,357	$8,847

Of the $20,357 of nonaccrual loans at September 30, 2026, $4,805 was guaranteed by the Small Business Administration (SBA).

The following table presents the recorded investment in nonaccrual loans by class of loans at December 31, 2025.

	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial	$8,181	$1,074
Real estate:
Single-family residential	1,847	1,847
Commercial:
Owner occupied	5,204	4,510
Consumer:
Home equity lines of credit	97	97
Total nonaccrual loans	$15,329	$7,528

Of the $15,329 of nonaccrual loans at December 31, 2025, $5,085 was guaranteed by the SBA.

Nonaccrual loans at January 1, 2025 were $14,538.

Nonaccrual loans include both smaller balance single-family mortgage loans, consumer loans and commercial loans and leases that are collectively evaluated for impairment and individually evaluated loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2026 or December 31, 2025.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2026 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$6,753	$2,846	$6,695	$16,294	$362,554	$3,625
Real estate:
Single-family residential	—	—	2,071	2,071	400,376	733
Multi-family residential	—	—	—	—	176,758	—
Commercial:
Non-owner occupied	6,294	—	—	6,294	357,878	—
Owner occupied	—	—	5,162	5,162	219,165	—
Land	—	—	—	—	41,489	—
Construction	—	—	—	—	226,421	1,590
Consumer:
Home equity lines of credit	83	500	—	583	38,267	91
Other	—	—	390	390	3,636	—
Total	$13,130	$3,346	$14,318	$30,794	$1,826,544	$6,039

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2025:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not 90 days or more Past Due
Commercial	$320	$452	$3,511	$4,283	$365,147	$4,670
Real estate:
Single-family residential	892	719	1,847	3,458	424,447	—
Multi-family residential	—	—	—	—	170,972	—
Commercial:
Non-owner occupied	—	—	—	—	288,891	—
Owner occupied	—	—	5,204	5,204	199,212	—
Land	—	—	—	—	40,616	—
Construction	—	—	—	—	208,936	—
Consumer:
Home equity lines of credit	—	—	—	—	41,983	97
Other	—	—	—	—	3,383	—
Total	$1,212	$1,171	$10,562	$12,945	$1,743,587	$4,767

Loan Modifications:

During the three and nine months ended September 30, 2026, and September 30, 2025, the Company did not modify any loans to borrowers experiencing financial difficulties.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The following table summarizes the risk grading of the Company’s loan portfolio by loan class and by year of origination for the years indicated as of September 30, 2026. Consumer and Single-family residential loans are not risk graded. For purposes of this disclosure, those loans are classified in the following manner: loans that are 89 days or less past due and accruing are “performing” loans and loans greater than 89 days past due or in nonaccrual are “nonperforming” loans.

	Term Loans (amortized cost basis by origination year)
(unaudited)	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$53,809	$47,058	$28,568	$18,098	$32,476	$46,559	$120,990	$1,914	$349,472
Special Mention	—	—	—	—	16	2,698	17,666	—	20,380
Substandard	—	—	128	—	5,000	3,868	—	—	8,996
Total Commercial	53,809	47,058	28,696	18,098	37,492	53,125	138,656	1,914	378,848
Gross charge-offs during the nine months ended September 30, 2026	—	—	—	137	422	499	—	—	1,058
Real estate loans:
Single-family residential
Payment performance
Performing	10,876	16,536	20,968	22,002	91,074	238,187	—	—	399,643
Nonperforming	—	—	258	173	702	1,671	—	—	2,804
Total Single-family residential loans	10,876	16,536	21,226	22,175	91,776	239,858	—	—	402,447
Multi-family residential
Pass	31,879	15,951	27,081	20,005	18,022	47,092	—	—	160,030
Special Mention	—	—	—	—	—	16,728	—	—	16,728
Total Multi-family residential loans	31,879	15,951	27,081	20,005	18,022	63,820	—	—	176,758
Commercial:
Non-owner occupied
Pass	103,448	90,795	14,513	40,928	36,563	73,041	—	—	359,288
Special Mention	—	—	—	—	—	4,884	—	—	4,884
Total Non-owner occupied loans	103,448	90,795	14,513	40,928	36,563	77,925	—	—	364,172
Owner occupied
Pass	27,894	35,142	13,887	38,401	41,133	66,040	—	—	222,497
Substandard	—	—	—	—	1,830	—	—	—	1,830
Total Owner occupied loans	27,894	35,142	13,887	38,401	42,963	66,040	—	—	224,327
Land
Pass	17,262	12,297	7,070	—	—	4,860	—	—	41,489
Total Land loans	17,262	12,297	7,070	—	—	4,860	—	—	41,489
Construction
Performing	—	1,852	—	—	—	—	—	—	1,852
Pass	15,727	63,400	115,866	21,910	5,121	955	—	—	222,979
Substandard	—	—	343	1,247	—	—	—	—	1,590
Total Construction loans	15,727	65,252	116,209	23,157	5,121	955	—	—	226,421
Total Real Estate loans	207,086	235,973	199,986	144,666	194,445	453,458	—	—	1,435,614
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	38,393	366	38,759
Nonperforming	—	—	—	—	—	8	83	—	91
Total Home equity lines of credit	—	—	—	—	—	8	38,476	366	38,850
Other
Performing	—	—	448	—	—	136	3,052	—	3,636
Nonperforming	—	—	—	—	—	—	390	—	390
Total Other consumer loans	—	—	448	—	—	136	3,442	—	4,026
Total loans	$260,895	$283,031	$229,130	$162,764	$231,937	$506,727	$180,574	$2,280	$1,857,338
Total gross charge-offs during the nine months ended September 30, 2026	$—	$—	$—	$137	$422	$499	$—	$—	$1,058

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

	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial
Pass	$59,943	$25,874	$20,473	$41,457	$62,332	$29,045	$112,874	$3,122	$355,120
Special Mention	—	—	—	5,000	—	2,850	—	—	7,850
Substandard	—	1,328	139	69	4,129	360	50	—	6,075
Doubtful	—	—	—	385	—	—	—	—	385
Total Commercial	59,943	27,202	20,612	46,911	66,461	32,255	112,924	3,122	369,430
Gross charge-offs for the year ended December 31, 2025	—	—	-	7,165	284	—	—	—	7,449
Real estate loans:
Single-family residential
Payment performance
Performing	17,419	26,174	25,165	103,688	200,985	52,627	—	—	426,058
Nonperforming	—	—	193	401	690	563	—	—	1,847
Total Single-family residential loans	17,419	26,174	25,358	104,089	201,675	53,190	—	—	427,905
Gross charge-offs for the year ended December 31, 2025	—	—	27	—	—	—	—	—	27
Multi-family residential
Pass	19,972	27,195	30,168	18,151	46,905	19,915	—	—	162,306
Special Mention	—	—	—	—	—	8,666	—	—	8,666
Total Multi-family residential loans	19,972	27,195	30,168	18,151	46,905	28,581	—	—	170,972
Commercial:
Non-owner occupied
Pass	81,898	9,473	41,336	52,740	46,575	56,869	—	—	288,891
Total Non-owner occupied loans	81,898	9,473	41,336	52,740	46,575	56,869	—	—	288,891
Owner occupied
Pass	28,005	15,062	40,533	43,567	38,965	36,444	—	—	202,576
Substandard	—	—	—	1,840	—	—	—	—	1,840
Total Owner occupied loans	28,005	15,062	40,533	45,407	38,965	36,444	—	—	204,416
Land
Pass	18,042	17,507	617	—	4,450	—	—	—	40,616
Total Land loans	18,042	17,507	617	—	4,450	—	—	—	40,616
Construction
Performing	632	—	—	—	—	—	—	—	632
Pass	34,143	95,801	50,775	22,400	3,178	—	—	—	206,297
Special Mention	—	343	1,664	—	—	—	—	—	2,007
Total Construction loans	34,775	96,144	52,439	22,400	3,178	—	—	—	208,936
Total Real Estate loans	200,111	191,555	190,451	242,787	341,748	175,084	—	—	1,341,736
Consumer:
Home equity lines of credit:
Payment performance
Performing	—	—	—	—	—	—	41,279	607	41,886
Nonperforming	—	—	—	—	—	—	87	10	97
Total Home equity lines of credit	—	—	—	—	—	—	41,366	617	41,983
Other
Payment performance
Performing	—	468	—	—	—	136	2,278	501	3,383
Nonperforming	—	—	—	—	—	—	—	-	-
Total Other consumer loans	—	468	—	—	—	136	2,278	501	3,383
Gross charge-offs for the year ended December 31, 2025	—	—	—	—	—	—	—	—	—
Total loans	$260,054	$219,225	$211,063	$289,698	$408,209	$207,475	$156,568	$4,240	$1,756,532
Total gross charge-offs during the year ended December 31, 2025	$—	$—	$27	$7,165	$284	$—	$—	$—	$7,476

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Direct Financing Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2026	December 31, 2025
	(unaudited)
Total minimum lease payments to be received	$586	$2,780
Less: Unearned income	(15)	(71)
Plus: Indirect initial costs	—	1
Net investment in direct financing leases	$571	$2,710

The following summarizes the future minimum lease payments receivable as of September 30, 2026:

2026, excluding the nine months ended September 30, 2026	$207
2027	343
2028	36
Total future minimum payments	$586

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At September 30, 2026, the weighted-average remaining lease term for the Company’s operating leases was 7.3 years and the weighted-average discount rate was 7.29%. At December 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 8.2 years and the weighted-average discount rate was 7.43%.

The Company’s operating lease costs were $162 and $504, respectively, for the three and nine months ended September 30, 2026, and $166 and $493, respectively, for the three and nine months ended September 30, 2025. The variable lease costs totaled $174 and $552, respectively, for the three and nine months ended September 30, 2026, and $199 and $596, respectively, for the three and nine months ended September 30, 2025. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of September 30, 2026 are as follows:

2026, excluding the nine months ended September 30, 2026	$234
2027	950
2028	971
2029	993
2030	1,015
Thereafter	3,129
Total future minimum rental commitments	7,292
Less - amounts representing interest	(1,526)
Total operating lease liabilities	$5,766

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2026 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$7,950
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	996
Collateralized mortgage obligations	7,586
Total securities available for sale	$16,532
Loans held for sale	$2,431
Derivative assets	$7,224
Financial Liabilities:
Derivative liabilities	$7,224

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2026 or December 31, 2025. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2026 and December 31, 2025.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2026 are summarized below:

Fair Value Measurements at September 30, 2026 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Individually Evaluated loans:
Commercial	$5,981
Real Estate:
Commercial:
Owner occupied	376
Construction	631
Total individually evaluated loans	$6,988

Of the $6,988 of individually evaluated loans at September 30, 2026, $1,472 was guaranteed by the SBA.

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 are summarized below.

Fair Value Measurements at December 31, 2025 Using
Significant Unobservable Inputs (Level 3)

Individually Evaluated loans:
Commercial	$595
Real Estate:
Commercial:
Owner occupied	313
Total individually evaluated loans	$908

During the three and nine months ended September 30, 2026, there were charge-offs totaling $978 on individually evaluated collateral dependent commercial loans. There were no charge-offs on individually evaluated collateral dependent loans during the three and nine months ended September 30, 2025.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2026:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average
Individually evaluated loans:
Commercial	$5,981	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	2.89%
Real estate:
Commercial:
Owner occupied	376	Comparable sales approach	Adjustment for differences between the comparable market transactions	4.00%
Construction	631	Comparable sales approach	Adjustment for differences between the comparable market transactions	10.39%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2026 or December 31, 2025.

As of September 30, 2026 and December 31, 2025, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Aggregate fair value	$2,431	$5,611
Contractual balance	2,431	5,611
Gain (loss)	$—	$—

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2026 and 2025 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Interest income	$68	$40	$170	$117
Interest expense	—	—	—	—
Change in fair value	—	—	—	—
Total change in fair value	$68	$40	$170	$117

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at September 30, 2026 were as follows:

	Fair Value Measurements at September 30, 2026 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$248,596	$248,596	$—	$—	$248,596
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	16,532	—	16,532	—	16,532
Loans held for sale	2,431	—	2,431	—	2,431
Loans and leases, net	1,838,293	—	—	1,788,020	1,788,020
FHLB and FRB stock (1)	8,389	n/a	n/a	n/a	n/a
Accrued interest receivable	8,658	304	166	8,188	8,658
Derivative assets	7,224	—	7,224	—	7,224
Financial Liabilities
Deposits	$(1,857,184)	$(1,159,605)	$(694,809)	$—	$(1,854,414)
FHLB advances and other debt	(99,240)	—	(102,546)	—	(102,546)
Advances by borrowers for taxes and insurance	(1,472)	—	—	(1,472)	(1,472)
Subordinated debentures	(15,068)	—	(17,106)	—	(17,106)
Accrued interest payable	(2,871)	(338)	(2,533)	—	(2,871)
Derivative liabilities	(7,224)	—	(7,224)	—	(7,224)

(1) It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 were as follows:

	Fair Value Measurements at December 31, 2025 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$258,972	$258,972	$—	$—	$258,972
Interest-bearing deposits in other financial institutions	100	100	—	—	100
Securities available for sale	17,496	—	17,496	—	17,496
Loans held for sale	5,611	—	5,611	—	5,611
Loans and leases, net	1,738,854	—	—	1,725,771	1,725,771
FHLB and FRB stock (1)	8,354	n/a	n/a	n/a	n/a
Accrued interest receivable	8,655	212	107	8,336	8,655
Derivative assets	3,578	—	3,578	—	3,578
Financial Liabilities
Deposits	$(1,780,689)	$(1,084,276)	$(697,492)	$—	$(1,781,768)
FHLB advances and other debt	(100,964)	—	(106,248)	—	(106,248)
Advances by borrowers for taxes and insurance	(2,523)	—	—	(2,523)	(2,523)
Subordinated debentures	(15,039)	—	(17,550)	—	(17,550)
Accrued interest payable	(2,513)	(377)	(2,136)	—	(2,513)
Derivative liabilities	(3,578)	—	(3,578)	—	(3,578)

(1) It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

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

The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.19% at September 30, 2026 and 6.80% at December 31, 2025. There were no unamortized debt issuance costs at September 30, 2026. At September 30, 2026 and December 31, 2025, the balance of the subordinated notes was $5,155.

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

The interest rate on the subordinated notes resets quarterly to an interest rate equal to the then current three-month SOFR (but not less than zero) plus 4.402%, which was 8.48% at September 30, 2026 and 8.09% at December 31, 2025. Interest is payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. At September 30, 2026 and December 31, 2025, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,913 and $9,884, respectively.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

Federal Home Loan Bank (“FHLB”) advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2026	December 31, 2025
		(unaudited)
FHLB fixed rate advances:
Maturities:
2026	1.45%	$16,000	$16,000
2027	3.88%	12,500	12,500
2028	1.69%	17,000	17,000
2029	3.94%	12,500	12,500
Total FHLB fixed rate advances		$58,000	$58,000
Variable rate other debt:
Holding Company credit facility	7.00%	41,240	42,964
Total		$99,240	$100,964

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The FHLB advances were collateralized as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Single-family mortgage loans	$273,076	$291,458
Multi-family mortgage loans	72,714	72,737
Commercial Real Estate loans (1-4 family)	10,986	10,244
Home equity lines of credit	—	2,845
Total	$356,776	$377,284

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $246,277 from the FHLB at September 30, 2026 inclusive of the amount outstanding.

There were no outstanding borrowings from the Federal Reserve Bank (“FRB”) at September 30, 2026 or at December 31, 2025.

Assets pledged as collateral with the FRB were as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Commercial Loans	$50,942	$26,362
Commercial Real Estate loans	186,384	136,996
Total	$237,326	$163,358

Based on the collateral pledged, CFBank was eligible to borrow up to $180,786 from the FRB at September 30, 2026.

At September 30, 2026, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at September 30, 2026 or at December 31, 2025. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35,000 with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10,000 revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate converted to a floating rate equal to PRIME. The $10,000 revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10,000 that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At September 30, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $41,240 on the facility.

Contractual maturities of the Holding Company credit facility as of September 30, 2026 were as follows:

2026, excluding the nine months ended September 30, 2026	$—
2027	12,625
2028	2,625
2029	3,500
2030	3,500
Thereafter	19,250
Less - unamortized debt issuance costs	(260)
$41,240

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, as described below, under which awards are outstanding and may be granted in the future. Total compensation cost that has been charged against income for the plan totaled $481 and $1,330, respectively, for the three and nine months ended September 30, 2026, and $370 and $1,074, respectively, for the three and nine months ended September 30, 2025. The total income tax effect was $101 and $279, respectively, for the three and nine months ended September 30, 2026, and $78 and $225, respectively, for the three and nine months ended September 30, 2025.

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was approved by stockholders on May 29, 2019 and replaced the Company’s 2009 Equity Compensation Plan (the “2009 Plan”). The 2019 Plan authorized up to 300,000 shares (plus any shares that were subject to grants under the 2009 Plan and that were later forfeited or expired) to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. An amendment to the Company’s 2019 Plan was approved by stockholders on May 29, 2024 to increase the number of shares of common stock reserved for awards thereunder from 300,000 to 500,000. There were 36,013 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at September 30, 2026.

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

There were no stock options outstanding at September 30, 2026. There were no stock options granted or exercised during the nine months ended September 30, 2026 and September 30, 2025.

Restricted Stock Awards:

The 2019 Plan also permits the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock on the grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one year to three years. There were 95,900 shares of restricted stock granted under the 2019 Plan during the nine months ended September 30, 2026. There were 84,625 shares of restricted stock granted under the 2019 Plan during the nine months ended September 30, 2025.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2026 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2026	145,818	$20.96
Granted	95,900	30.67
Vested	(67,838)	20.61
Forfeited	(6,024)	25.52
Nonvested at September 30, 2026	167,856	$26.48

As of September 30, 2026 and 2025, the unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 Plan was $3,413 and $2,403, respectively.

There were 6,024 shares of restricted stock forfeited during the nine months ended September 30, 2026, and 1,289 shares of restricted stock forfeited during the nine months ended September 30, 2025. There were 67,838 shares of restricted stock that vested during the nine months ended September 30, 2026, and 63,523 shares of restricted stock that vested during the nine months ended September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, based on the computations for the Call Reports (FFIEC 051 Consolidated Reports of Condition and Income) filed by CFBank with the FRB, CFBank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. The following tables present actual and required capital ratios as of September 30, 2026 and December 31, 2025 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital levels are presented for CFBank only as the Holding Company is exempt from quarterly reporting of capital levels on a consolidated basis.

	Actual		Minimum Capital Required-Basel III		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
September 30, 2026
Total Capital to risk weighted assets	$275,406	14.69%	$196,832	10.50%	$187,459	10.00%
Tier 1 (Core) Capital to risk weighted assets	253,795	13.54%	159,340	8.50%	149,967	8.00%
Common equity tier 1 capital to risk-weighted assets	253,795	13.54%	131,221	7.00%	121,848	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage Ratio)	253,795	11.99%	84,669	4.00%	105,836	5.00%

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

The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $158,511 at September 30, 2026 and $102,052 at December 31, 2025.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2026, CFBank had $2,127 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of September 30, 2026, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Notional amount	$158,511	$102,052
Weighted average pay rate on interest-rate swaps	5.93%	5.68%
Weighted average receive rate on interest-rate swaps	5.94%	6.24%
Weighted average maturity (years)	6.4	9.0
Fair value of derivative asset	$7,224	$3,578
Fair value of derivative liability	(7,224)	(3,578)

Mortgage banking derivatives:

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan sales commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into a forward loan sales contract under best efforts. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had $2,973 of interest rate lock commitments related to residential mortgage loans at September 30, 2026, and $2,422 of interest rate lock commitments related to residential mortgage loans at December 31, 2025. The fair value of these interest rate lock commitments was immaterial at September 30, 2026 and December 31, 2025.

The following table represents the notional amount of loans sold through mortgage banking activities during the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Notional amount of loans sold	$15,749	$12,486	$44,932	$35,683

The following table represents the gain (loss) recognized on mortgage activities for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gain on loans sold	$172	$209	$467	$529
Gain (loss) from change in fair value of loans held-for-sale	—	—	—	—
	$172	$209	$467	$529

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 12 – INCOME TAXES

At September 30, 2026 and December 31, 2025, the Company had a deferred tax asset recorded in the amount of $4,738 and $4,251, respectively. At September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2023.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2026 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At September 30, 2026, the Company had net operating loss carryforwards of $21,283, which expire at various dates from 2026 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by ASC 740, in August 2012 the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost benefit.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, tax exempt interest, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was 18.4% and 17.4%, respectively, for the three and nine months ended September 30, 2026 and 13.8% and 19.7%, respectively, for the three and nine months ended September 30, 2025, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.00%	0.00%	(0.6%)	(0.3%)
Tax exempt interest	0.00%	(1.2%)	(0.1%)	(0.5%)
Tax exempt earnings on bank owned life insurance	(0.7%)	(1.8%)	(0.8%)	(1.0%)
Dividends on equity securities	0.0%	0.0%	0.0%	(0.1%)
Tax credit investments	(2.5%)	(5.3%)	(2.7%)	0.1%
State income tax	0.1%	1.1%	0.1%	0.4%
Other, net	0.5%	0.0%	0.5%	0.1%
Effective tax rate	18.4%	13.8%	17.4%	19.7%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2026 and 2025 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
	Unrealized Gains and (Losses) on Available-for-Sale Securities		Unrealized Gains and (Losses) on Available-for-Sale Securities
Accumulated other comprehensive loss, beginning of period	$(1,660)	$(1,567)	$(1,371)	$(1,803)
Other comprehensive (loss) gain before reclassifications (2)	(578)	158	(867)	394
Net current-period other comprehensive (loss) gain	(578)	158	(867)	394
Accumulated other comprehensive loss, end of period	$(2,238)	$(1,409)	$(2,238)	$(1,409)

(1)
All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)
There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

NOTE 14 – PREFERRED STOCK

Series D Preferred Stock:

On February 6, 2024, the Company issued 2,000 shares of its newly-designated series of non-voting convertible perpetual preferred stock, series D, par value $0.01 per share (the “Series D Preferred Stock”) to an existing stockholder of the Company in exchange for 200,000 shares of (Voting) Common Stock. On May 29, 2024, the Company issued 160 shares of Series D Preferred Stock to an existing stockholder of the Company in exchange for 16,000 shares of (Voting) Common Stock. On December 5, 2024, these 160 shares of Series D Preferred Stock were exchanged back to 16,000 shares of (Voting) common stock. On August 24, 2026, the remaining 2,000 shares of Series D Preferred Stock were exchanged back to 200,000 shares of (Voting) common stock. At September 30, 2026, there were no shares of Series D Preferred Stock outstanding. At December 31, 2025, there were 2,000 shares of Series D Preferred Stock outstanding.

Each share of Series D Preferred Stock was convertible either (i) automatically into 100 shares of the Company’s Non-Voting Common Stock if and when the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Non-Voting Common Stock to permit the conversion of all outstanding shares of Series D Preferred Stock into shares of Non-Voting Common Stock (which shareholder approval and amendment the Company could, but was not obligated, to seek); (ii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of (Voting) Common Stock at the request of the holder, provided that upon such conversion the holder, together with all affiliates of the holder, would not own or control in aggregate more than 9.9% of the outstanding (Voting) Common Stock (or of any class of voting securities issued by the Company); or (iii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of (Voting) Common Stock upon transfer of such shares of Series D Preferred Stock to a non-affiliate of the holder in specified permitted transactions. The holders of Series D Preferred Stock were not entitled to any liquidation preferences. The holders of Series D Preferred Stock participated with common shareholders pro rata in dividends on an as-converted basis.

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

The following table summarizes the Company’s tax credit investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	(unaudited)
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$28,751	$14,850	$24,570	$12,540
Historic Tax Credit (HTC)	1,520	—	1,835	1,943
Total	$30,271	$14,850	$26,405	$14,483

The following table summarizes the amortization expense and tax credits recognized for the Company’s tax credit investments for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Amortization expense:
LIHTC	$606	$442	$1,819	$1,326
HTC	105	105	315	315
Total	$711	$547	$2,134	$1,641

Tax credits recognized:
LIHTC	$616	$448	$1,847	$1,344
HTC	128	128	384	384
Total	$744	$576	$2,231	$1,728

NOTE 16 – SUBSEQUENT EVENT

On October 1, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share on its common stock. The dividend was paid on October 20, 2026 to shareholders of record as of the close of business on October 12, 2026.

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

Most of our deposits and loans come from our market area. Our principal market area for deposits and loans includes the following counties in Ohio and Indiana: Franklin County, Ohio through our offices in Columbus, Ohio; Delaware County, Ohio through our Polaris office in Columbus, Ohio; Cuyahoga County, Ohio through our office in Orange Village, Ohio; Summit County, Ohio through our office in Fairlawn, Ohio; Hamilton County, Ohio through our office in Blue Ash, Ohio; and Marion County, Indiana through our office in Indianapolis, Indiana. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

Financial Condition

General. Assets totaled $2.21 billion at September 30, 2026 and increased $94.9 million, or 4.5%, from $2.12 billion at December 31, 2025. The increase was primarily due to a $99.4 million increase in net loans and leases and a $9.6 million increase in accrued interest receivable and other assets, partially offset by a $10.4 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $248.6 million at September 30, 2026, and decreased $10.4 million, or 4.0%, from $259.0 million at December 31, 2025. The decrease in cash and cash equivalents was primarily attributed to a $99.4 million increase in net loans and leases, partially offset by a $76.5 million increase in deposits.

Securities. Securities available for sale totaled $16.5 million at September 30, 2026, and decreased $964,000, or 5.5%, compared to $17.5 million at December 31, 2025.

Loans held for sale. Loans held for sale totaled $2.4 million at September 30, 2026, and decreased $3.2 million, or 56.7%, from $5.6 million at December 31, 2025 The decline was due primarily to the reduction in the holding period of loans held for sale (the time between loan funding and sale to the investor).

Loans and Leases. Net loans and leases totaled $1.84 billion at September 30, 2026, and increased $99.4 million, or 5.7%, from $1.74 billion at December 31, 2025. The increase in loans and leases balances was primarily due to a $101.9 million increase in commercial real estate loan balances, a $17.5 million increase in construction loan balances, and a $9.4 million increase in C&I loan balances, partially offset by a $25.5 million decrease in single-family residential loan balances and a $2.5 million decrease in consumer loan balances. The increase was primarily driven by the expansion of our commercial banking teams throughout our footprint.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans (“ACL – Loans”) totaled $19.0 million at September 30, 2026, and increased $1.3 million, or 7.7%, from $17.7 million at December 31, 2025. The ratio of the ACL - Loans to total loans was 1.03% at September 30, 2026, compared to 1.01% at December 31, 2025.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Individually evaluated loans totaled $17.1 million at September 30, 2026, and increased $4.7 million, or 38.4%, from $12.4 million at December 31, 2025. The amount of the ACL - Loans specifically calculated for individually evaluated loans totaled $2.8 million at both September 30, 2026 and December 31, 2025.

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

Nonperforming loans, which include nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $20.4 million at September 30, 2026, and increased $5.1 million from $15.3 million at December 31, 2025. The increase in nonaccrual loans included the addition of one non-core (syndicated) commercial and industrial (C&I) loan for $5.0 million. The ratio of nonperforming loans to total loans was 1.10% at September 30, 2026 compared to 0.87% at December 31, 2025.

During the three and nine months ended September 30, 2026 and 2025, the Company did not modify any loans where the borrower was experiencing financial difficulty.

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

The level of total criticized and classified loans increased by $28.9 million, or 100.6%, during the nine months ended September 30, 2026. The increase in criticized and classified loans was primarily the result of three relationships that were downgraded during the nine months ended September 30, 2026. Loans designated as special mention increased $23.5 million, or 126.7%, and totaled $42.0 million at September 30, 2026, compared to $18.5 million at December 31, 2025. Loans classified as substandard increased $5.8 million, or 59.3%, and totaled $15.7 million at September 30, 2026, compared to $9.9 million at December 31, 2025. There were no loans designated as doubtful at September 30, 2026 compared to $385,000 at December 31, 2025. See Note 4 - Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $17.8 million and totaled $30.8 million at September 30, 2026, compared to $12.9 million at December 31, 2025. The increase in past due loans was primarily due to a $6.7 million C&I loan and a $5.9 million commercial real estate loan (one relationship). Subsequent to quarter end, both of these loans were brought current. Past due loans totaled 1.7% of the loan portfolio at September 30, 2026, compared to 0.7% at December 31, 2025. See Note 4 - Loans and Leases to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $145.1 million, or 38.3%, of CFBank’s commercial portfolio at September 30, 2026, compared to $111.2 million, or 30.1%, at December 31, 2025. Interest only home equity lines of credit totaled $38.5 million, or 99.0%, of the total home equity lines of credit at September 30, 2026, compared to $41.1 million, or 98.5%, at December 31, 2025.

We believe the ACL - Loans is adequate to absorb current expected credit losses in the loan portfolio as of September 30, 2026; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ACL - Loans. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at September 30, 2026 or December 31, 2025. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Accrued interest receivable and other assets. Accrued interest receivable and other assets totaled $60.3 million at September 30, 2026, and increased $9.6 million, or 19.0%, compared to $50.7 million at December 31, 2025. The increase was primarily attributed to a $3.9 million increase in tax credit investments coupled with a $3.6 million increase in derivative assets.

Deposits. Deposits totaled $1.86 billion at September 30, 2026, an increase of $76.5 million, or 4.3%, when compared to $1.78 billion at December 31, 2025. The increase when compared to December 31, 2025 was primarily due to a $89.3 million increase in interest-bearing account balances, partially offset by a $12.8 million decrease in noninterest-bearing accounts balances. The increase in interest-bearing account balances and the decrease in noninterest-bearing balances were primarily driven by new and increased customer deposits, partially offset by customer movement between account types.

At September 30, 2026, approximately 31.2% of our deposit balances exceeded the FDIC insurance limit of $250,000, as compared to approximately 29.5% at December 31, 2025.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through IntraFi. IntraFi works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $383.7 million at September 30, 2026, and decreased $16.7 million, or 4.2%, from $400.4 million at December 31, 2025. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $281.8 million at September 30, 2026, and increased $3.1 million, or 1.1%, from $278.7 million at December 31, 2025.

FHLB advances and other debt. FHLB advances and other debt totaled $99.2 million at September 30, 2026 and $101.0 million at December 31, 2025. The decrease was primarily due to a $1.7 million decrease in the outstanding balance on the Holding Company credit facility.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate then would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate converted to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At September 30, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $41.2 million on the credit facility.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

At September 30, 2026, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at September 30, 2026 or December 31, 2025.

Subordinated debentures. Subordinated debentures totaled $15.1 million at September 30, 2026 and $15.0 million at December 31, 2025. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10.0 million of fixed-to-floating rate subordinated notes, resulting in net proceeds of $9.6 million after deducting unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments on the subordinated debentures were current at September 30, 2026 and December 31, 2025.

Stockholders’ equity. Stockholders’ equity totaled $199.5 million at September 30, 2026, an increase of $15.1 million, or 8.2%, from $184.4 million at December 31, 2025. The increase in stockholders’ equity during the nine months ended September 30, 2026 was primarily attributed to net income, partially offset by $1.8 million in dividend payments.

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

Comparison of the Results of Operations for the Three Months Ended September 2026 and 2025.

General. Net income for the three months ended September 30, 2026 totaled $6.0 million (or $0.91 per diluted common share) compared to net income of $2.3 million (or $0.36 per diluted common share) for the three months ended September 30, 2025. The increase in net income was primarily the result of a $4.5 million decrease in provision for credit losses expense with additional factors including an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income. Net interest income is a significant component of net income and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities. The tables in the sections below titled “Average Balances, Interest Rates and Yields” and “Rate/Volume Analysis of Net Interest Income” provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.

Net interest income totaled $14.9 million for the quarter ended September 30, 2026 and increased $1.1 million, or 8.4%, compared to net interest income of $13.8 million for the quarter ended September 30, 2025. The increase was primarily due to a $1.4 million, or 8.5%, decrease in interest expense, partially offset by a $255,000, or 0.8%, decrease in interest income. The decrease in interest expense was primarily attributed to a 40bps decrease in the average rate on interest-bearing liabilities, partially offset by a $20.5 million, or 1.3%, increase in average interest-bearing liabilities. The decrease in interest income was primarily attributed to a 11bps decrease in the average yield on interest-earning assets, partially offset by a $17.7 million, or 0.9%, increase in average interest-earning assets outstanding. The net interest margin of 2.96% for the quarter ended September 30, 2026 increased 20bps compared to the net interest margin of 2.76% for the third quarter of 2025.

Interest income totaled $30.1 million for the quarter ended September 30, 2026, and decreased $255,000, or 0.8%, compared to $30.4 million for the quarter ended September 30, 2025.

Interest expense totaled $15.2 million for the quarter ended September 30, 2026, and decreased $1.4 million, or 8.5%, compared to $16.6 million for the quarter ended September 30, 2025. The decrease in interest expense was primarily attributed to a 44bps decrease in the average rate of interest-bearing deposits, partially offset by a $22.1million, or 1.5%, increase in average interest-bearing deposits.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Provision for credit losses. There was $551,000 in provision for credit losses expense for the quarter ended September 30, 2026, which reflected a decrease of $4.5 million, compared to $5.1 million in provision expense for the quarter ended September 30, 2025. The decrease in provision expense was driven by the full charge-off of a non-customer loan, which resulted in a $3.7 million increase to provision expense for the quarter ended September 30, 2025. Net charge-offs for the quarter ended September 30, 2026 totaled $966,000 compared to net charge-offs of $7.1 million for the quarter ended September 30, 2025.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
(unaudited)	(Dollars in thousands)
Commercial	$970	$7,107
Single-family residential real estate	(4)	(8)
Total	$966	$7,099

Noninterest income. Noninterest income for the quarter ended September 30, 2026 totaled $1.8 million and increased $41,000, or 2.4%, compared to $1.7 million for the quarter ended September 30, 2025.

Noninterest expense. Noninterest expense for the quarter ended September 30, 2026 totaled $8.8 million and increased $1.1 million, or 13.4%, compared to $7.7 million for the quarter ended September 30, 2025. The increase in noninterest expense was primarily due to a $751,000 increase in salaries and benefits, which was driven by the expansion of our Commercial Banking Teams across our Regional Markets.

Income tax expense. Income tax expense was $1.4 million for the quarter ended September 30, 2026, an increase of $987,000 compared to $373,000 for the quarter ended September 30, 2025. The effective tax rate for the quarter ended September 30, 2026 was approximately 18.4%, as compared to approximately 13.8% for the quarter ended September 30, 2025. The increase in the effective tax rate for the quarter ended September 30, 2026 was driven by a reduction in the impact of our low-income housing and historic tax credit investments.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2026 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing tax credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2026 and 2025.

General. Net income for the nine months ended September 30, 2026 totaled $17.0 million (or $2.59 per diluted common share) compared to net income of $11.8 million (or $1.81 per diluted common share) for the nine months ended September 30, 2025. The increase in net income was primarily the result of a $5.0 million decrease in provision for credit losses expense coupled with additional factors including an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

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

Net interest income totaled $43.1 million for the nine months ended September 30, 2026 and increased $2.4 million, or 5.9%, compared to net interest income of $40.7 million for the nine months ended September 30, 2025. The increase was primarily due to a $4.0 million, or 8.3%, decrease in interest expense, partially offset by a $1.6 million, or 1.8%, decrease in interest income. The decrease in interest expense was attributed to a 47bps decrease in the average cost of funds on interest-bearing liabilities, partially

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

offset by a $54.9 million, or 3.5%, increase in average interest-bearing liabilities outstanding. The decrease in interest income was primarily attributed to a 20bps decrease in the average yield on interest-earning assets, partially offset by a $31.4 million, or 1.6%, increase in average interest-earning assets outstanding. The net interest margin of 2.86% for the nine months ended September 30, 2026 increased 12bps compared to the net interest margin of 2.74% for the nine months ended September 30, 2025.

Interest income totaled $88.3 million for the nine months ended September 30, 2026, and decreased $1.6 million, or 1.8%, compared to $89.9 million for the nine months ended September 30, 2025. The decrease in interest income was primarily attributed to a 78bps decrease in the average rate of other earning assets, which consist of interest-bearing cash balances in other financial institutions, partially offset by a $3.6 million, or 1.7%, increase in average other earning asset balances.

Interest expense totaled $45.2 million for the nine months ended September 30, 2026, and decreased $4.0 million, or 8.3%, compared to $49.2 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily attributed to a 54bps decrease in the average rate of interest-bearing deposits, partially offset by a $50.1 million, or 3.4%, increase in average interest-bearing deposits.

Provision for credit losses. There was $2.1 million in provision for credit losses expense for the nine months ended September 30, 2026, which reflected a decrease of $5.0 million, compared to a $7.1 million provision for the nine months ended September 30, 2025. The decrease was primarily due to a full charge-off of a non-customer loan during the third quarter of 2025, which resulted in a $3.7 million increase to provision expense. Net charge-offs for the nine months ended September 30, 2026 totaled $876,000 compared to net charge-offs of $7.2 million for the nine months ended September 30, 2025.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025

(unaudited)	(Dollars in thousands)
Commercial	$897	$7,174
Single-family residential real estate	(20)	—
Home equity lines of credit	(1)	(1)
Total	$876	$7,173

Noninterest income. Noninterest income for the nine months ended September 30, 2026 totaled $4.9 million and increased $443,000, or 9.8%, compared to $4.5 million for the nine months ended September 30, 2025. The increase was primarily due to a $660,000 increase in service charges on deposit accounts, which was driven by pricing increases implemented in the fourth quarter of 2025.

Noninterest expense. Noninterest expense for the nine months ended September 30, 2026 totaled $25.4 million and increased $2.0 million, or 8.4%, compared to $23.4 million for the nine months ended September 30, 2025. The increase in noninterest expense was primarily due to a $1.3 million increase in salaries and employee benefits. The increase in salaries and employee benefits was primarily driven by higher payroll and related tax expense from the expansion of our commercial banking regional teams throughout our footprint, coupled with higher stock-based compensation expense.

Income tax expense. Income tax expense was $3.6 million for the nine months ended September 30, 2026, an increase of $692,000, or 24.0%, compared to $2.9 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was approximately 17.4%, as compared to approximately 19.7% for the nine months ended September 30, 2025. The decline in the effective tax rate for the nine months ended September 30, 2026 was driven by a reduction in the impact of our low-income housing and historic tax credit investments.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2026 that no valuation allowance was required against the net deferred tax asset.

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

	Three months ended September 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,143	$156	3.23%	$8,999	$55	2.00%
Loans and leases and loans held for sale (3)	1,801,881	28,045	6.23%	1,734,706	27,407	6.32%
Other earning assets	187,477	1,774	3.78%	245,301	2,753	4.49%
FHLB and FRB stock	8,383	139	6.63%	8,214	154	7.50%
Total interest-earning assets	2,014,884	30,114	5.97%	1,997,220	30,369	6.08%
Noninterest-earning assets	103,567			103,828
Total assets	$2,118,451			$2,101,048

Interest-bearing liabilities:
Deposits	$1,515,289	13,753	3.63%	$1,493,145	15,205	4.07%
FHLB advances and other borrowings	114,299	1,412	4.94%	115,978	1,374	4.74%
Total interest-bearing liabilities	1,629,588	15,165	3.72%	1,609,123	16,579	4.12%

Noninterest-bearing liabilities	291,386			312,058
Total liabilities	1,920,974			1,921,181

Equity	197,477			179,867
Total liabilities and equity	$2,118,451			$2,101,048

Net interest-earning assets	$385,296			$388,097
Net interest income/interest rate spread		$14,949	2.25%		$13,790	1.96%
Net interest margin			2.96%			2.76%
Average interest-earning assets to average interest-bearing liabilities	123.64%			124.12%

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	Nine months ended September 30,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,353	$518	3.58%	$10,470	$234	2.47%
Loans and leases and loans held for sale (3)	1,768,357	81,364	6.13%	1,747,612	82,129	6.27%
Other earning assets	213,585	5,962	3.72%	210,005	7,084	4.50%
FHLB and FRB stock	8,370	422	6.72%	8,131	481	7.89%
Total interest-earning assets	2,007,665	88,266	5.86%	1,976,218	89,928	6.06%
Noninterest-earning assets	102,050			100,300
Total assets	$2,109,715			$2,076,518

Interest-bearing liabilities:
Deposits	$1,524,542	41,049	3.59%	$1,474,470	45,644	4.13%
FHLB advances and other borrowings	115,172	4,104	4.75%	110,336	3,584	4.33%
Total interest-bearing liabilities	1,639,714	45,153	3.67%	1,584,806	49,228	4.14%

Noninterest-bearing liabilities	277,725			316,243
Total liabilities	1,917,439			1,901,049

Equity	192,276			175,469
Total liabilities and equity	$2,109,715			$2,076,518

Net interest-earning assets	$367,951			$391,412
Net interest income/interest rate spread		$43,113	2.19%		$40,700	1.92%
Net interest margin			2.86%			2.74%
Average interest-earning assets to average interest-bearing liabilities	122.44%			124.70%

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

	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2025			September 30, 2025
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$41	$60	$101	$115	$169	$284
Loans and leases	(2,111)	2,749	638	(2,198)	1,433	(765)
Other earning assets	(393)	(586)	(979)	(1,315)	193	(1,122)
FHLB and FRB Stock	(35)	20	(15)	(81)	22	(59)
Total interest-earning assets	(2,498)	2,243	(255)	(3,479)	1,817	(1,662)

Interest-bearing liabilities:
Deposits	(2,862)	1,410	(1,452)	(6,931)	2,336	(4,595)
FHLB advances and other borrowings	147	(109)	38	358	162	520
Total interest-bearing liabilities	(2,715)	1,301	(1,414)	(6,573)	2,498	(4,075)

Net change in net interest income	$217	$942	$1,159	$3,094	$(681)	$2,413

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

We believe there have been no significant changes during the nine months ended September 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$262,162	$273,349
Additional borrowing capacity at the FHLB	187,977	184,374
Additional borrowing capacity at the FRB	180,786	122,360
Unused commercial bank lines of credit	65,000	65,000
Total	$695,925	$645,083

Cash, unpledged securities and deposits in other financial institutions decreased $11.2 million, or 4.1%, to $262.2 million at September 30, 2026, compared to $273.3 million at December 31, 2025.

CFBank’s additional borrowing capacity with the FHLB increased $3.6 million, or 2.0%, to $188.0 million at September 30, 2026, compared to $184.4 million at December 31, 2025.

CFBank’s additional borrowing capacity at the FRB increased $58.4 million, or 47.8%, to $180.8 million at September 30, 2026 from $122.4 million at December 31, 2025. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2026 and at December 31, 2025.

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

Management believes that the Holding Company had adequate funds and sources of liquidity at September 30, 2026 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common and preferred stock if and when declared by the Board of Directors.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $370,000. The rate of interest on the subordinated debentures resets quarterly to the three-month Secured Overnight Financing Rate (SOFR) plus 3.112%, which was 7.19% at September 30, 2026.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is approximately $848,000. The subordinated notes initially bore a fixed rate of 7.00% until December 2023, and now the interest rate resets quarterly to a rate equal to the current three-month SOFR plus 4.402%, which was 8.48% at September 30, 2026.

The Holding Company has a credit facility with a third-party bank. Prior to April 30, 2025, the credit facility had a borrowing limit of $35 million with a revolving feature until May 21, 2024, at which time the outstanding balance was converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bore interest at a fixed rate of 3.85% until May 21, 2026, at which time the interest rate would convert to a floating rate equal to PRIME with a floor of 3.25%. Effective April 30, 2025, an additional $10 million revolving line of credit was added to the credit facility and the interest rate was amended to reset the fixed rate to 6.00% until May 21, 2026, at which time the rate converted to a floating rate equal to PRIME. The $10 million revolving line of credit matures on April 30, 2027. The revolving line of credit provided an additional $10 million that was injected as additional Tier 1 capital into CFBank during the second quarter of 2025. At September 30, 2026, the Company had an outstanding balance, net of unamortized debt issuance costs, of $41.2 million on the credit facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2026, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2026.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
Not applicable.
(c)
The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2026.

Period	Total number of common shares purchased		Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs
July 1, 2026 through July 31, 2026	—		$—	—	270,356
August 1, 2026 through August 31, 2026	—		—	—	270,356
September 1, 2026 through September 30, 2026	4,350	(1)	34.45	4,350	266,006
Total	4,350		$34.45	4,350

(1)
On February 4, 2025, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to an aggregate of 325,000 shares, or approximately 5% of the Company's outstanding common stock, on or before January 31, 2026. The Company's Board of Directors subsequently extended the stock repurchase program on December 17, 2025 to August 15, 2026 and on July 29, 2026, to March 15, 2027. As of September 30, 2026 a total of 266,006 shares remained available to be purchased by the Company under this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
On August 10, 2026, Timothy T. O’Dell, Chief Executive Officer, President and a director of the Holding Company and Chief Executive Officer and a director of CFBank, terminated his trading plan adopted on May 13, 2026. On September 8, 2026, Timothy T. O’Dell, Chief Executive Officer, President and a director of the Holding Company and Chief Executive

Officer and a director of CFBank, adopted a new trading plan for estate and financial planning purposes. The plan is intended to satisfy the affirmative defense under Rule 10b5-1(c) of the Exchange Act. Mr. O'Dell currently holds an aggregate of 305,972 shares of CF Bankshares Inc. (Voting) Common Stock. Information regarding the terminated plan and the new plan is provided in the table.

Name & Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of (Voting) Common Stock to Purchased or Sold Pursuant to Trading Arrangement	Duration (1)	Date Terminated
Timothy T. O'Dell Director, CEO and President of the Holding Company and Director and CEO of CFBank	May 13, 2026	Rule 10b5-1 Trading Arrangement	Sale of up to 60,000 shares (2)	June 30, 2027	August 10, 2026
Timothy T. O'Dell Director, CEO and President of the Holding Company and Director and CEO of CFBank	September 8, 2026	Rule 10b5-1 Trading Arrangement	Sale of up to 70,000 shares (3)	September 30, 2027	N/A

(1)
Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.
(2)
No shares were sold pursuant to the trading plan prior to termination.
(3)
Sales in each quarter are limited as follows:

Quarter ending December 31, 2026: 15,000 shares

Quarters ending March 31, 2027 and June 30, 2027: 20,000 shares (plus any shares unsold in previous quarters)

Quarter ending September 30, 2027: 15,000 shares (plus any shares unsold in previous quarters)

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

CF BANKSHARES INC.

Dated: November 6, 2026	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 6, 2026	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer